Form 10-K
period 2000-09-30
CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
filed 2000-12-08
CIK 1059548

-------------------------------------------------------------------------------
|                                                                             |
|                                  ANNUAL REPORT                              |
|                               SEPTEMBER 30, 2000                            |
|                                                                             |
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
|                              [CHURCH AND CROSS LOGO]                        |
|                                                                             |
|                                                                             |
|                                    CAPSTONE                                 |
|                                 SOCIAL ETHICS                               |
|                                      AND                                    |
|                             RELIGIOUS VALUES FUND                           |
|                                                                             |
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
|                                                                             |
|                               [LOGO] A Member of                            |
|                               THE CAPSTONE GROUP                            |
|                                OF MUTUAL FUNDS                              |
|                                                                             |
-------------------------------------------------------------------------------

                                  CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
--------------------------------------------------------------------------------

Dear Shareholder:

We are pleased to present the annual report for Capstone Social Ethics and Religious Values Fund for the period ended September 30, 2000.

ECONOMIC OVERVIEW

The highlights of the third quarter were the efforts by economic policymakers to stem the rise in oil prices and to halt the decline in the euro. The quarter was also marked by weaker than expected earnings reports which pushed the S&P 500 to a 0.97% decline for the quarter. The tech-heavy NASDAQ index dropped 7.36% for the quarter. Bonds are actually on track to outperform stocks for the first year since 1990; the Lehman Aggregate Bond Index is up 7.12% since the start of the year while the S&P is down 1.39% year-to-date.

The euro was launched on January 1st 1999 and was hailed by some as a currency that could ultimately challenge the dominance of the U.S. dollar. Eleven countries (including Germany and France) use the euro as their official currency and coordinate their monetary policy through the European Central Bank (ECB). Upon its launch 19 months ago, the euro was pegged at 1.18 dollars per euro. The currency has been unable to "challenge" the dollar as it dropped to an all time low of .8443 ($/euro) prior to a coordinated effort on the part of the U.S., Japan, Great Britain, Canada, and the ECB to establish a floor for the currency. The precipitous decline in the euro has eroded the purchasing power of the almost 300 million people living within the eurozone. With crude oil changing hands in dollars, the nearly three-fold increase in U.S. oil prices since early 1999 amounts to an almost four-fold increase in oil prices for much of Europe. When one adds in the high government taxes on gasoline in Europe, it is easy to see why Europeans have little sympathy for Americans who complain about high gas prices. One of the primary reasons for the intervention was to tame eurozone inflation which rose 2.3% year-over-year in August. A secondary reason was to help garner support from Danish voters who faced a referendum regarding Denmark's inclusion as the twelfth country in the eurozone. The move was "too little, too late" as the Danes rejected the measure by a 53-47 margin. So far, the euro has not dropped below the intervention level. While a stronger euro will make U.S. imports more expensive in the long-run the U.S. economy will benefit from a European economy with a healthy currency, stable growth and little inflation.

Following the intervention to raise the price of the euro, President Clinton announced his plan to release 30 million barrels of oil from the 571 million barrel Strategic Petroleum Reserve (SPR). Technically, the release is a "swap" since the buyers will be required to replace the oil. The SPR was created after the oil shocks of the 1970's to prevent supply disruptions in times of emergencies. The SPR was last tapped in a major way in 1991 during the Persian Gulf War. There have been other instances of minor releases (each less than 1 million barrels) during recent years due to regional pipeline disruptions. In the days leading up to the President's announcement, the price of oil hit $37.80, the highest price since Iraq invaded Kuwait in October 1990. By the end of September,

             -------------------------------------------------------
             |                                                     |
             |                       [GRAPHIC]                     |
             |             EURO PLUNGES VS. U.S. DOLLAR            |
             |                   1/1/99 - 9/30/00                  |
             |                                                     |
             | 1.15                                                |
             |                                                     |
             | 1.10                                                |
             |                                                     |
             | 1.05                                                |
             |                                                     |
             | 1.00                                                |
             |                                                     |
             | 0.95                                                |
             |                                                     |
             | 0.90                                                |
             |                                                     |
             | 0.85                                                |
             |                                                     |
             |     1/99  3/99  6/99  9/99  12/99  3/00  6/00  9/00 |
             |                                                     |
             |   Source: Bloomberg                                 |
             -------------------------------------------------------

                                  CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
--------------------------------------------------------------------------------

prices had dropped to just under $31 per barrel. It is unlikely that the administration's move will have a lasting impact on energy prices. The President expressed concern that supplies of home heating oil for Northeasterners were at very low levels, but the American Petroleum Institute (API) stated that refineries are running at 94.7% capacity so supplies are likely to remain tight for some time. The situation could become very serious if we experience a harsh or early winter. The President failed to mention the 100% year-to-date rise in natural gas prices. Only 8% of households use oil to heat their homes, while natural gas is used by more than 30% of Americans. Natural gas is also the fuel for 50% of the electricity generated in the U.S. We are becoming increasingly concerned that energy prices could drain some of the strength from consumer spending in the next six months.

For some time, we have been advising investors to anticipate equity returns that are closer to the long-run market averages rather than the returns that we witnessed in the late 90's. With the uncertainty looming over the global economy, a more cautious tone may be warranted for investors.

EQUITY MARKET OVERVIEW

During the third quarter, we expected corporate earnings to have a significant impact with growing potential for volatility and amplified market excitement. Indeed, our expectations were realized. September brought with it a reversal from August for all the major indices. The Nasdaq, the Dow Jones Industrial Average and the S&P 500 Index were down 12.7%, 5.0%, and 5.3% respectively for the month of September. This poor performance resulted in all three indices turning negative on the year. By the end of the quarter, the Nasdaq, the Dow and the S&P 500 were down 9.7%, 7.4% and 1.4% respectively, year-to-date. Unlike recent quarters, when the great majority of the negative pre-announcements were more company specific rather than indicative of industry or macro problems, this time the three "e's" have been the common thread causing this market downturn. Those are the slowing US economy, high energy prices and the weak euro.

Looking forward, we try to dissect "what the market is saying" but it has been especially slippery in the past few years with the "new" and the "old" economy segments moving in opposite directions. That dichotomy remains very much in place. Since the middle of the third quarter, measures (including the Nasdaq and the S&P 500 Index) have fallen more than 20% yet the old economy is doing much better. The NYSE Index has fallen just 3% since mid quarter and the old-economy segments of the S&P 500 have actually risen. These old-economy stocks are often the better guides to the future of our economy and stock market performance. As a blend of the old and new, the large cap portfolio is ideally suited to participate in market sector rotation.


             -------------------------------------------------------
             |                                                     |
             |                       [GRAPHIC]                     |
             |                OIL PRICES MOVE HIGHER               |
             |             WEST TEXAS INTERMEDIATE CRUDE           |
             |                                                     |
             |                                                     |
             |                                                     |
             | 35                                                  |
             |                                                     |
             | 30                                                  |
             |                                                     |
             | 25                                                  |
             |                                                     |
             | 20                                                  |
             |                                                     |
             | 15                                                  |
             |                                                     |
             |   12/98  3/99  6/99  9/99  12/99  3/00  6/00  9/00  |
             |                                                     |
             |   Source: Bloomberg                                 |
             -------------------------------------------------------

                                  CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
--------------------------------------------------------------------------------

FIXED INCOME MARKET OVERVIEW

During the third quarter the U.S. Treasury yield curve made some progress in returning to a more normal shape. Under normal circumstances, the yield curve is "upward sloping" as investors demand a higher interest rate in return for the risk of holding longer dated securities. The yield curve inverted in January when the yield on the thirty-year bond dipped below the yield on both ten-year and two-year Treasuries. Through the first six months of the year the inversion became more pronounced, and by the end of the second quarter the yield on two-year Treasuries (6.36%) was 46 basis points (or 0.46%) above the thirty-year bond (5.90%). For ten-year Treasuries the inversion was a less pronounced 12 basis points at the end of the second quarter, with ten-year securities sporting a 6.02% yield. During the third quarter, investors witnessed a partial unwinding of the inversion as yields on two-year Treasuries dropped to 5.97% while thirty-year Treasuries finished the quarter with a yield of 5.88%, shrinking the inversion between two's and thirty's to just nine basis points. The inversion between ten's and thirty's was completely erased during the third quarter. This process of a yield curve moving from an inverted shape to a more normal shape is commonly referred to as "disinversion." The disinversion of the third quarter was driven by a decline in shorter-term interest rates as investors became increasingly convinced that the Federal Reserve was close to the conclusion of the effort to raise the Fed Funds rate. At the same time, long-term interest rates were basically unchanged as investors worried about inflation from higher energy prices and also the prospect of a reduction in the retirement of outstanding Treasury debt. The primary catalyst to lower long-term interest rates this year has been the effort by the government to retire outstanding debt. The budget proposals from both presidential candidates appear to be less accommodative to this goal. Fixed income investors also fear the possibility that one party could end up with control of both the executive and legislative branches of government. Under such a scenario the "gridlock" of recent years would be weakened possibly leading to smaller surpluses (or even deficits). For the bond market, "gridlock" is a good thing.

Corporate bonds and U.S. Agency bonds were beneficiaries of the disinversion of the Treasury yield curve. Ten-year agency yield spreads narrowed by 10 basis points during the third quarter, leading to almost 100 basis points of excess total return (both appreciation and income) over comparable maturity Treasuries. As detailed on the corporate spread table below, the performance of the corporate market was "mixed." Industrial yield spreads moved 11 basis points wider during the third quarter on weaker-than-expected earnings reports and concerns of increased supply in the telecommunications sector. The move to a more normally shaped yield curve helped bank and finance spreads to rally, bank spreads tightened by 27 basis points while finance spreads rallied 5 basis points. The 27 basis point rally in bank spreads translates into more than 200 basis points (or 2.00%) of excess total return over ten-year U.S. Treasuries. Merger announcements also helped to push bank and finance spreads tighter as Citigroup announced their intention to purchase Associates, and Chase Manhattan agreed to merge with J.P. Morgan. Both marriages seem poised to provide investors with valuable synergies.


       -------------------------------------------------------------------
       |                                                                 |
       |                            [GRAPHIC]                            |
       |          TREASURY YIELD CURVE BEGINS TO "DISINVERT", BUT        |
       |                        REMAINS INVERTED                         |
       |                                                                 |
       |                                                           6.40  |
       |                                                                 |
       |    Y                                                      6.30  |
       |                                                                 |
       |    I                                                      6.20  |
       |                                                                 |
       |    E                                                      6.10  |
       |                                                                 |
       |    L                                                      6.00  |
       |                                                                 |
       |    D                                                      5.90  |
       |                                                                 |
       |                                                           5.80  |
       |                                                                 |
       |        3  6     1   2     5 Yr.     10 Yr.          30 Yr.      |
       |                                                                 |
       |        Source: Bloomberg                                        |
       -------------------------------------------------------------------

                                  CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
--------------------------------------------------------------------------------

While we witnessed a partial unwinding of the inversion of the Treasury yield curve during the third quarter, the Treasury curve remains inverted. The inverted curve will continue to provide a unique challenge for fixed income investors. With almost nine months since the inversion began, the surprise for investors may be the number of months that this inversion ultimately lasts. At the last two meetings of the Federal Reserve, members voted to maintain the bias that the risks of higher inflation outweigh the evidence that slower growth is on the horizon. So the short-end of the curve is unlikely to move lower until the Fed adopts a "neutral bias." At the same time, rates at the long-end of the yield curve are unlikely to move significantly higher unless we begin to see inflation in other sectors besides energy prices. Corporate bonds and agency securities should benefit from any additional disinversion.

For your reference, we have included tables showing the total returns for each Capstone Social Ethics and Religious Values Fund. If you have any questions, please feel free to contact us at (800) 262-6631. We thank you for your continued support.


-------------------------------------------------------------------------------
|                       TEN YEAR "A" RATED CORPORATE BONDS                    |
|              AVERAGE YIELD SPREAD OVER COMPARABLE U.S. TREASURIES           |
|                                (BASIS POINTS*)                              |
|                                                                             |
|                                                     CHANGE        CHANGE    |
|                                                     ------        ------    |
|  SECTOR            12/31/99   6/30/00  9/30/00   12/99 - 9/00   6/00 - 9/00 |
|  ------            --------   -------  -------   ------------   ----------- |
|                                                                             |
|  Industrial          115        149      160          +45           +11     |
|  Utilities           101        172      173          +72            +1     |
|  Banks               118        186      159          +41           -27     |
|  Finance             120        188      183          +63            -5     |
|                                                                             |
|  Source: Lehman Brothers                                                    |
-------------------------------------------------------------------------------

*A basis point (bp) is equal to one one-hundredth of one percent of yield and represents the smallest unit measure for quoting bond yields. One hundred basis points is equal to 1.00%.


Sincerely,


/S/___________________________                    /s/__________________________
   Edward L. Jaroski                                 Dan E. Watson
   President and Chairman of the Board               Executive Vice President

                                  CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
|                                                                              |
|    COMPARISON OF CHANGE IN VALUE OF A $10,000 INVESTMENT IN CAPSTONE SOCIAL  |
|                        ETHICS AND RELIGIOUS VALUES FUND                      |
|                  (SHORT TERM BOND FUND AND THE "CUSTOM" INDEX*)              |
|         -----------------------------------------------------------          |
|         |                 AVERAGE ANNUAL TOTAL RETURN             |          |
|         |                         AS OF 9-30-00                   |          |
|         -----------------------------------------------------------          |
|         |                        | Class A  |  Class C |  Custom  |          |
|         |                        |----------|----------|----------|          |
|         |                1 yr.   |  5.42%   |   5.63%  |   6.14%  |          |
|         |                        |----------|----------|----------|          |
|         |   Inception to date    |  4.17%   |   4.42%  |   4.40%  |          |
|         -----------------------------------------------------------          |
|         Past performance is not predictive of future performance.            |
|                                                                              |
|                                                                              |
|   $11,000                                                                    |
|                                                                    $10,899   |
|   $10,800                                                                    |
|                                                                    $10,779   |
|   $10,600                                                          $10,735   |
|                                                                              |
|   $10,400                                                                    |
|                                                                              |
|   $10,200                                                                    |
|                                                                              |
|   $10,000                                                                    |
|                                                                              |
|    $9,800                                                                    |
|                                                                              |
|          1/5/99 3/31/99 6/30/99 9/30/99 12/31/99 3/31/00 6/30/00 9/30/00     |
|                                                                              |
|      -----SERV Short Term  --- --- SERV Short Term   --- -- --- Short Term   |
|           Class A                  Class C                      Custom Index |
|                                                                              |
--------------------------------------------------------------------------------

* 1/3 Merrill 1-3 yr. Treasury Index.
* 1/3 Merrill 1-3 yr. Agency Index.
* 1/3 Merrill 1-3 yr. Corporate Index.

                                 CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
|                                                                              |
|    COMPARISON OF CHANGE IN VALUE OF A $10,000 INVESTMENT IN CAPSTONE SOCIAL  |
|                        ETHICS AND RELIGIOUS VALUES FUND                      |
|        (BOND FUND AND THE LEHMAN BROTHERS GOV'T/CREDIT BOND INDEX)           |
|                                                                              |
|         ------------------------------------------------------------         |
|         |                 AVERAGE ANNUAL TOTAL RETURN              |         |
|         |                         AS OF 9-30-00                    |         |
|         ------------------------------------------------------------         |
|         |                        | Class A  |  Class C |Lehman Bros|         |
|         |                        |----------|----------|-----------|         |
|         |                1 yr.   |  6.08%   |   6.34%  |   6.72%   |         |
|         |                        |----------|----------|-----------|         |
|         |   Inception to date    |  1.94%   |   2.17%  |   2.46%   |         |
|         ------------------------------------------------------------         |
|         Past performance is not predictive of future performance.            |
|                                                                              |
|   $10,600                                                                    |
|                                                                    $10,498   |
|   $10,400                                                                    |
|                                                                    $10,438   |
|   $10,200                                                                    |
|                                                                    $10,391   |
|   $10,000                                                                    |
|                                                                              |
|    $9,800                                                                    |
|                                                                              |
|    $9,600                                                                    |
|                                                                              |
|     10/1/98 12/31/98 3/31/99 6/30/99 9/30/99 12/31/99 3/31/00 6/30/00 9/30/00|
|                                                                              |
|    -----SERV Bond Fund  --- --- SERV Bond Fund   --- -- --- Lehman Brothers  |
|         Class A                 Class C                      Gov't./Credit   |
|                                                              Bond Index      |
|                                                                              |
--------------------------------------------------------------------------------

                                  CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
|                                                                              |
|    COMPARISON OF CHANGE IN VALUE OF A $10,000 INVESTMENT IN CAPSTONE SOCIAL  |
|                        ETHICS AND RELIGIOUS VALUES FUND                      |
|                  (LARGE CAP EQUITY FUND AND THE S&P 500 INDEX)               |
|                                                                              |
|                                                                              |
|         -----------------------------------------------------------          |
|         |                 AVERAGE ANNUAL TOTAL RETURN             |          |
|         |                         AS OF 9-30-00                   |          |
|         -----------------------------------------------------------          |
|         |                        | Class A  |  Class C |  S&P 500 |          |
|         |                        |----------|----------|----------|          |
|         |                1 yr.   |  12.07%  |   12.34% |  13.28%  |          |
|         |                        |----------|----------|----------|          |
|         |   Inception to date    |  19.82%  |   20.08% |  20.32%  |          |
|         -----------------------------------------------------------          |
|         Past performance is not predictive of future performance.            |
|                                                                              |
|                                                                              |
|   $16,000                                                                    |
|                                                                              |
|   $15,000                                                                    |
|                                                                    $14,478   |
|   $14,000                                                          $14,419   |
|                                                                    $14,357   |
|   $13,000                                                                    |
|                                                                              |
|   $12,000                                                                    |
|                                                                              |
|   $11,000                                                                    |
|                                                                              |
|   $10,000                                                                    |
|                                                                              |
|     10/1/98 12/31/98 3/31/99 6/30/99 9/30/99 12/31/99 3/31/00 6/30/00 9/30/00|
|                                                                              |
|    -----SERV Large Cap  --- --- SERV Large Cap   --- -- --- S&P 500 Index    |
|         Class A                 Class C                                      |
--------------------------------------------------------------------------------

                                CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
|                                                                              |
|    COMPARISON OF CHANGE IN VALUE OF A $10,000 INVESTMENT IN CAPSTONE SOCIAL  |
|                        ETHICS AND RELIGIOUS VALUES FUND                      |
|                  (SMALL CAP EQUITY FUND AND THE S&P 600 INDEX)               |
|                                                                              |
|         -----------------------------------------------------------          |
|         |                 AVERAGE ANNUAL TOTAL RETURN             |          |
|         |                         AS OF 9-30-00                   |          |
|         -----------------------------------------------------------          |
|         |                        | Class A  |  Class C |  S&P 600 |          |
|         |                        |----------|----------|----------|          |
|         |                1 yr.   |  24.68%  |   24.98% |   24.18% |          |
|         |                        |----------|----------|----------|          |
|         |   Inception to date    |  20.92%  |   21.17% |   20.81% |          |
|         -----------------------------------------------------------          |
|         Past performance is not predictive of future performance.            |
|                                                                              |
|                                                                              |
|   $15,000                                                                    |
|                                                                    $14,683   |
|   $14,000                                                          $14,621   |
|                                                                    $14,595   |
|   $13,000                                                                    |
|                                                                              |
|   $12,000                                                                    |
|                                                                              |
|   $11,000                                                                    |
|                                                                              |
|   $10,000                                                                    |
|                                                                              |
|     10/1/98 12/31/98 3/31/99 6/30/99 9/30/99 12/31/99 3/31/00 6/30/00 9/30/00|
|                                                                              |
|    -----SERV Small Cap  --- --- SERV Small Cap   --- -- --- S&P 600 Index    |
|         Class A                 Class C                                      |
--------------------------------------------------------------------------------

                                CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
|                                                                              |
|    COMPARISON OF CHANGE IN VALUE OF A $10,000 INVESTMENT IN CAPSTONE SOCIAL  |
|                        ETHICS AND RELIGIOUS VALUES FUND                      |
|                  (INTERNATIONAL FUND AND THE MSCI EAFE INDEX)                |
|                                                                              |
|         ------------------------------------------------------------         |
|         |                 AVERAGE ANNUAL TOTAL RETURN              |         |
|         |                         AS OF 9-30-00                    |         |
|         ------------------------------------------------------------         |
|         |                        | Class A  |  Class C | MSCI EAFE |         |
|         |                        |----------|----------|-----------|         |
|         |                1 yr.   | (1.22)%  | (0.98)%  |   3.43%   |         |
|         |                        |----------|----------|-----------|         |
|         |   Inception to date    |  14.23%  |  14.48%  |  16.54%   |         |
|         ------------------------------------------------------------         |
|         Past performance is not predictive of future performance.            |
|                                                                              |
|                                                                              |
|   $16,000                                                                    |
|                                                                              |
|   $15,000                                                                    |
|                                                                              |
|   $14,000                                                          $13,581   |
|                                                                              |
|   $13,000                                                          $13,108   |
|                                                                    $13,049   |
|   $12,000                                                                    |
|                                                                              |
|   $11,000                                                                    |
|                                                                              |
|   $10,000                                                                    |
|                                                                              |
|     10/1/98 12/31/98 3/31/99 6/30/99 9/30/99 12/31/99 3/31/00 6/30/00 9/30/00|
|                                                                              |
|-----SERV International --- --- SERV International --- -- --- MSCI EAFE Index |
|         Class A                 Class C                                      |
--------------------------------------------------------------------------------

<PAGE


                                                                CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                             MONEY MARKET FUND


SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
--------------------------------------------------------------------------------------------------------------
                                                                                        SHARES        VALUE
                                                                                     -----------   -----------
SHORT-TERM INVESTMENTS (95.51%)
AIM Prime Portfolio Money Market, Institutional Class ............................   18,947,554    $18,947,554
                                                                                                   -----------
REPURCHASE AGREEMENTS (1.33%)
Fifth Third Bank, 5.78%, dated 09/29/00, due 10/02/00, repurchase price
$264,452 (collateralized by FNMA Pool #413,208, 6.50%, due 3/01/18,
market value $269,612) (Cost $264,325) ...........................................      264,325        264,325
                                                                                                   -----------
      TOTAL INVESTMENTS (Cost $19,211,879) (96.84%) ..............................                  19,211,879
      OTHER ASSETS & LIABILITIES, NET (3.16%) ....................................                     627,592
                                                                                                   -----------
      NET ASSETS (100%) ...................................                                        $19,839,471
                                                                                                   ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.


                                                                 CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                           SHORT-TERM BOND FUND

SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
---------------------------------------------------------------------------------------------------------------
                                                                                      PRINCIPAL        VALUE
                                                                                      ---------        -----
AGENCY OBLIGATIONS (32.71%)

FEDERAL FARM MORTGAGE CO. (9.21%)
5.50%, 03/26/02 ................................................................     $1,700,000     $ 1,669,978
6.10%, 11/19/01 ................................................................      1,000,000         994,530
                                                                                                    -----------
                                                                                                      2,664,508
                                                                                                    -----------
FEDERAL HOME LOAN BANK (12.77%)
7.65%, 06/13/03 ................................................................        750,000         751,170
5.25%, 04/25/02 ................................................................      3,000,000       2,943,750
                                                                                                    -----------
                                                                                                      3,694,920
                                                                                                    -----------
FEDERAL HOME LOAN MORTGAGE CO. (7.28%)
4.75%, 12/14/01 ................................................................      2,150,000       2,107,666
                                                                                                    -----------
FEDERAL NATIONAL MORTGAGE ASSOC. (3.45%)
6.52%, 09/05/02 ................................................................      1,000,000         998,750
                                                                                                    -----------
TOTAL AGENCY OBLIGATIONS (Cost $9,501,837) .....................................                      9,465,844
                                                                                                    -----------
CORPORATE BONDS (38.18%)

APPAREL (2.32%)
VF Corp., 9.50%, 05/01/01 ......................................................        665,000         671,916
                                                                                                    -----------
AUTOMOBILES (2.46%)
Ford Motor Co., 9.00%, 09/15/01 ................................................        700,000         711,865
                                                                                                    -----------
BANKS (2.03%)
Mercantile Bancorp, 6.80%, 06/15/01 ............................................        590,000         588,153
                                                                                                    -----------
CHEMICALS (2.28%)
Air Products & Chemicals, Inc., 8.35%, 01/15/02 ................................        650,000         658,600
                                                                                                    -----------
FINANCIAL SERVICES (14.11%)
Associates Corp. of North America, 6.05%, 05/01/03 .............................      1,000,000         999,620
Citicorp, 6.38%, 11/12/02 ......................................................        700,000         695,247
Donaldson, Lufkin, & Jenrette, Inc., 5.875%, 04/01/02 ..........................        750,000         738,578
GMAC, 9.625%, 12/15/01 .........................................................        150,000         154,222
Lehman Brothers Holdings, Inc., 6.20%, 01/15/02 ................................        600,000         593,202
Merrill Lynch & Co., 6.06%, 10/15/01 ...........................................        500,000         495,450
Sears Credit Account Trust, 9.00%, 10/01/01 ....................................        400,000         408,024
                                                                                                    -----------
                                                                                                      4,084,343
                                                                                                    -----------
RAILROADS (2.58%)
Union Pacific Railroad C. Equipment Trust, 7.32%, 02/01/02 .....................        750,000         747,300
                                                                                                    -----------


                                                                CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                          SHORT-TERM BOND FUND

SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
--------------------------------------------------------------------------------------------------------------
                                                                                      PRINCIPAL        VALUE
                                                                                      ---------        -----
RETAIL STORES (2.50%)
Penney (J.C.) Co., Inc., 7.25%, 04/01/02 .......................................     $  500,000    $   475,445
Penney (J.C.) Co., Inc., 9.05%, 03/01/01 .......................................        250,000        247,998
                                                                                                   -----------
                                                                                                       723,443
                                                                                                   -----------
TELECOMMUNICATIONS (6.94%)
360 Communications Co., 7.125%, 03/01/03 .......................................      1,000,000      1,000,230
Southwestern Bell Telephone, 7.00%, 08/19/02 ...................................      1,000,000      1,006,800
                                                                                                   -----------
                                                                                                     2,007,030
                                                                                                   -----------
UTILITIES (2.96%)
Mississippi Power Co., 6.05%, 05/01/03 .........................................        875,000        855,794
                                                                                                   -----------
TOTAL CORPORATE BONDS (Cost $11,106,512) .......................................                    11,048,444
                                                                                                   -----------
U.S. TREASURY OBLIGATIONS (26.66%)

U.S. TREASURY NOTES
6.625%, 07/31/01 ...............................................................        200,000        200,438
6.25%, 08/31/02 ................................................................      2,500,000      2,508,975
5.75%, 08/15/03 ................................................................      2,000,000      1,988,740
6.25%, 12/15/03 ................................................................      3,000,000      3,016,860
                                                                                                   -----------
                                                                                                     5,005,600
                                                                                                   -----------
TOTAL U.S. TREASURY OBLIGATIONS (Cost $7,662,251) ..............................                     7,715,013
                                                                                                   -----------
REPURCHASE AGREEMENTS (0.91%)
Fifth Third Bank, 5.78%, dated 09/29/00, due 10/02/00, repurchase price $264,011
(collateralized by FNMA Pool #765081, 7.277%, due 05/01/26, market value
$269,162) (Cost $263,884) ......................................................        263,884        263,884
                                                                                                   -----------
      TOTAL INVESTMENTS (Cost $28,534,484) (98.46%) ............................                    28,493,185
      OTHER ASSETS & LIABILITIES, NET (1.54%) ..................................                       446,606
                                                                                                   -----------
      NET ASSETS (100%) ........................................................                   $28,939,791
                                                                                                   -----------

Cost for federal income tax at September 30, 2000 was
$28,534,484 and net unrealized depreciation consisted of:
      Gross unrealized appreciation ............................................                   $    99,475
      Gross unrealized depreciation ............................................                      (140,774)
                                                                                                   -----------
      Net unrealized depreciation ..............................................                   $   (41,299)
                                                                                                   ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.


                                                                CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                                     BOND FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
--------------------------------------------------------------------------------------------------------------
                                                                                      PRINCIPAL        VALUE
                                                                                      ---------        -----
AGENCY OBLIGATIONS (16.73%)

FEDERAL FARM CREDIT BANK (2.50%)
5.25%, 05/01/02 ................................................................     $2,000,000    $ 1,963,486
                                                                                                   -----------
FEDERAL HOME LOAN BANK (1.79%)
5.80%, 09/02/08 ................................................................      1,500,000      1,409,480
                                                                                                   -----------
FEDERAL HOME LOAN MORTGAGE CO. (6.57%)
4.75%, 12/14/01 ................................................................      1,000,000        980,197
6.30%, 04/29/09 ................................................................      3,000,000      2,946,453
6.45%, 04/29/09 ................................................................      1,300,000      1,232,609
                                                                                                   -----------
                                                                                                     5,159,259
                                                                                                   -----------
FEDERAL NATIONAL MORTGAGE ASSOC. (5.29%)
6.00%, 05/15/08 ................................................................      1,500,000      1,432,118
6.375%, 06/15/09 ...............................................................      2,800,000      2,723,627
                                                                                                   -----------
                                                                                                     4,155,745
                                                                                                   -----------
UTILITIES (0.58%)
Tennessee Valley Authority, 6.00%, 03/15/13 ....................................        500,000        458,860
                                                                                                   -----------
TOTAL AGENCY OBLIGATIONS (Cost $13,217,602) ....................................                    13,146,830
                                                                                                   -----------
CORPORATE BONDS (29.97%)

AEROSPACE (0.38%)
McDonnell Douglas Corp., 6.875%, 11/01/06 ......................................        300,000        296,150
                                                                                                   -----------
AIRLINES (0.79%)
AMR Corp., 9.00%, 08/01/12 .....................................................        300,000        306,995
Delta Air Lines, Inc., 9.75%, 05/15/21 .........................................        300,000        314,690
                                                                                                   -----------
                                                                                                       621,685
                                                                                                   -----------
AUTO PARTS & EQUIPMENT (0.33%)
Autozone, Inc., 6.50%, 07/15/08 ................................................        300,000        263,038
                                                                                                   -----------
AUTOMOBILE MANUFACTURERS (0.39%)
Daimler Chrysler, 7.40%, 01/20/05 ..............................................        300,000        302,639
                                                                                                   -----------


                                                                CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                                     BOND FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
--------------------------------------------------------------------------------------------------------------
                                                                                      PRINCIPAL        VALUE
                                                                                      ---------        -----
BANKS (4.06%)
BankBoston NA, 6.375%, 04/15/08 ................................................     $  300,000    $   281,414
Bankers Trust Corp., 8.125%, 05/15/02 ..........................................        110,000        111,886
First Union Corp., 8.125%, 06/24/02 ............................................        300,000        304,626
Keycorp, 7.50%, 06/15/06 .......................................................        300,000        300,832
Mellon Financial Co., 6.875%, 03/01/03 .........................................        300,000        299,897
National City Corp., 5.75%, 02/01/09 ...........................................        300,000        265,006
Nationsbank Corp., 6.875%, 02/15/05 ............................................        100,000         99,177
Norwest Financial, Inc., 7.00%, 01/15/03 .......................................        100,000        100,392
PNC Funding Corp., 6.875%, 03/01/03 ............................................        300,000        298,774
Republic NY Corp., 7.75%, 05/15/02 .............................................        290,000        293,077
Southtrust Bank, Inc., 6.125%, 01/09/28 ........................................        175,000        159,694
SunTrust Bank, Inc., 7.375%, 07/01/06 ..........................................        300,000        302,382
Wachovia Corp., 6.605%, 10/01/25 ...............................................        175,000        171,776
Wells Fargo Co., 6.875%, 04/01/06 ..............................................        200,000        198,469
                                                                                                   -----------
                                                                                                     3,187,402
                                                                                                   -----------
CHEMICALS (1.02%)
Dow Chemical Co., 6.85%, 08/15/13 ..............................................        300,000        284,383
Dupont De Nemours (E. I.) Co., 8.125%, 03/15/04 ................................        235,000        244,109
Lubrizol Corp., 5.875%, 12/01/08 ...............................................        300,000        274,260
                                                                                                   -----------
                                                                                                       802,752
                                                                                                   -----------
COMPUTER SERVICES & SOFTWARE (0.38%)
Electronic Data Systems Corp., 7.125%, 10/15/09 ................................        300,000        296,250
                                                                                                   -----------
COMPUTER SYSTEMS (1.12%)
Hewlett-Packard Co., 7.15%, 06/15/05 ...........................................        300,000        304,234
Honeywell International, Inc., 7.50%, 03/01/10 .................................        300,000        306,123
International Business Machines Corp., 5.375%, 02/01/09 ........................        300,000        268,690
                                                                                                   -----------
                                                                                                       879,047
                                                                                                   -----------
COSMETICS & TOILETRIES (0.76%)
Procter & Gamble Co., 8.00%, 10/26/29 ..........................................        300,000        320,566
Scott Paper Co., 7.00%, 08/15/23 ...............................................        300,000        273,069
                                                                                                   -----------
                                                                                                       593,635
                                                                                                   -----------
DIVERSIFIED CONGLOMERATES (0.31%)
PPG Industries., Inc., 7.375%, 06/01/16 ........................................        250,000        245,166
                                                                                                   -----------
ELECTRONIC EQUIPMENT (0.72%)
Emerson Electric Co., 5.85%, 03/15/09 ..........................................        300,000        276,599
Motorola, Inc., 6.50%, 03/01/08 ................................................        300,000        287,695
                                                                                                   -----------
                                                                                                       564,294
                                                                                                   -----------


                                                                CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                                     BOND FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
--------------------------------------------------------------------------------------------------------------
                                                                                      PRINCIPAL        VALUE
                                                                                      ---------        -----
FINANCIAL SERVICES (6.12%)
Allstate Corp., 6.75%, 05/15/18 ................................................     $  300,000    $   268,967
Associates Corp. of N.A., 6.50%, 10/15/02 ......................................        300,000        298,710
Bear Stearns Co., Inc., 6.625%, 01/15/04 .......................................        300,000        295,048
Charles Schwab Corp., 8.05%, 03/01/10 ..........................................        230,000        237,856
Citigroup, Inc., 5.80%, 03/15/04 ...............................................        300,000        291,484
Duke Capital, 7.50%, 10/01/09 ..................................................        300,000        300,776
Ford Motor Credit Co., 8.00%, 06/15/02 .........................................        300,000        305,256
General Electric Capital Corp., 5.50%, 11/01/01 ................................        200,000        197,340
General Electric Capital Corp., 7.00%, 02/03/03 ................................        300,000        302,218
General Motors Acceptance Corp., 6.75%, 02/07/02 ...............................        300,000        299,409
Hartford Life, Inc., 7.10%, 06/15/07 ...........................................        175,000        173,096
Hartford Life, Inc., 7.65%, 06/15/27 ...........................................        200,000        192,478
Household Finance Corp., 6.00%, 05/01/04 .......................................        300,000        288,784
Lehman Bros. Holdings, 8.875%, 03/01/02 ........................................        200,000        188,788
Merrill Lynch & Co., Inc., 6.25%, 01/15/06 .....................................        100,000         95,889
Merrill Lynch & Co., Inc., 8.00%, 06/01/07 .....................................        200,000        207,223
Morgan Stanley Dean Witter, 6.875%, 03/01/07 ...................................        300,000        295,660
Morgan, (J.P.) Co., Inc., 7.625%, 09/15/04 .....................................        300,000        305,899
Toyota Motor Credit Corp., 5.50%, 12/15/08 .....................................        300,000        268,940
                                                                                                   -----------
                                                                                                     4,813,821
                                                                                                   -----------
FOOD & BEVERAGE (1.66%)
Albertson's, Inc., 7.45%, 08/01/29 .............................................        300,000        269,156
Archer Daniels ADM., 7.125%, 03/01/13 ..........................................        300,000        285,080
Campbell Soup Co., 6.90%, 10/15/06 .............................................        300,000        299,408
Heinz, (H. J.) Co., 6.00%, 03/15/08 ............................................        300,000        281,050
Kroger Co., 7.00%, 05/01/18 ....................................................        200,000        173,528
                                                                                                   -----------
                                                                                                     1,308,222
                                                                                                   -----------
MEDICAL PRODUCTS (0.94%)
American Home Products Corp., 7.90%, 02/15/05 ..................................        300,000        310,552
Bausch & Lomb, Inc., 6.75%, 12/15/04 ...........................................        200,000        177,345
Baxter International, Inc., 6.625%, 02/15/28 ...................................        300,000        249,852
                                                                                                   -----------
                                                                                                       737,749
                                                                                                   -----------
MULTIMEDIA (0.34%)
Time Warner, Inc., 6.875%, 06/15/18 ............................................        300,000        268,035
                                                                                                   -----------
OFFICE EQUIPMENT (0.33%)
Xerox Corp., 7.20%, 04/01/16 ...................................................        300,000        256,438
                                                                                                   -----------
OIL & GAS (1.27%)
Atlantic Richfield Co., 8.25%, 02/01/22 ........................................        200,000        219,776
Chevron Capital USA, Inc., 7.45%, 08/15/04 .....................................        300,000        302,292
Southern Union Co., 7.60%, 02/01/24 ............................................        175,000        161,395
Texaco Capital, Inc., 8.50%, 02/15/03 ..........................................        300,000        311,219
                                                                                                   -----------
                                                                                                       994,682
                                                                                                   -----------


                                                                CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                                     BOND FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
--------------------------------------------------------------------------------------------------------------
                                                                                      PRINCIPAL        VALUE
                                                                                      ---------        -----
PAPER AND FOREST PRODUCTS (0.68%)
International Paper Co., 7.625%, 01/15/07 ......................................     $  250,000    $   248,445
Weyerhaeuser Co., 7.25%, 07/01/13 ..............................................        300,000        285,844
                                                                                                   -----------
                                                                                                       534,289
                                                                                                   -----------
PHARMACEUTICAL (0.36%)
Bristol-Myers Squibb Co., 6.80%, 11/15/26 ......................................        300,000        286,360
                                                                                                   -----------
PIPELINES (0.23%)
Enron Corp., 8.25%, 09/15/12 ...................................................        175,000        183,095
                                                                                                   -----------
RAILROADS (0.75%)
Norfolk South Corp., 6.95%, 05/01/02 ...........................................        300,000        298,886
Union Pacific Corp., 6.125%, 01/15/04 ..........................................        300,000        289,245
                                                                                                   -----------
                                                                                                       588,131
                                                                                                   -----------
REAL ESTATE INVESTMENT TRUST (0.25%)
EOP Operating L.P., 7.25%, 02/15/18 ............................................        225,000        197,478
                                                                                                   -----------
RETAIL STORES (1.23%)
Penney, (J. C.) Co., Inc.,  7.25%, 04/01/02 ....................................        100,000         96,308
Safeway, Inc., 7.00%, 09/15/07 .................................................        300,000        290,242
Sears Roebuck & Co., 6.50%, 06/15/00 ...........................................        300,000        291,490
Wal-Mart Stores, Inc., 5.875%, 10/15/05 ........................................        300,000        289,822
                                                                                                   -----------
                                                                                                       967,862
                                                                                                   -----------
TELECOMMUNICATIONS (2.67%)
AT&T Corp., 7.50%, 06/01/06 ....................................................        300,000        304,549
Bell Tel-Penn Co., 6.625%, 09/15/02 ............................................        175,000        174,749
GTE Florida, Inc., 6.86%, 02/01/28 .............................................        300,000        267,887
Lucent Technologies, Inc., 7.25%, 07/15/06 .....................................        300,000        301,082
New York Telephone Co., 6.25%, 02/15/04 ........................................        100,000         97,230
New York Telephone Co., 7.25%, 02/15/24 ........................................        100,000         89,638
Pacific Bell, 6.25%, 03/01/05 ..................................................        200,000        194,916
Southern New England Telecommunications Corp., 7.00%, 08/15/05 .................        100,000        100,126
US WEST Communications, Inc., 6.375%, 10/15/02 .................................        300,000        295,736
WorldCom, Inc., 6.95%, 08/15/28 ................................................        300,000        271,576
                                                                                                   -----------
                                                                                                     2,097,489
                                                                                                   -----------
UTILITIES (2.66%)
Carolina Power & Light Co., 5.95%, 03/01/09 ....................................        300,000        271,910
Central Power & Light Co., 6.625%, 07/01/05 ....................................        270,000        263,948
Commonwealth Edison, 8.625%, 02/01/22 ..........................................        150,000        151,467
Consolidated Edison, Inc., 6.375%, 04/01/03 ....................................        300,000        296,354
Consolidated Natural Gas Co., 6.625%, 12/01/08 .................................        300,000        282,794
Florida Power & Light Co., 7.00%, 09/01/24 .....................................        300,000        264,714
Philadelphia Electric Co., 5.625%, 11/01/01 ....................................        300,000        295,573
Public Service Electric & Gas Co., 7.00%, 09/01/24 .............................        300,000        263,808
                                                                                                   -----------
                                                                                                     2,090,568
                                                                                                   -----------


                                                                CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                                     BOND FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
--------------------------------------------------------------------------------------------------------------
                                                                                      PRINCIPAL        VALUE
                                                                                      ---------        -----
WASTE MANAGEMENT (0.22%)
WMX Technologies, Inc., 6.70%, 05/01/01 ........................................     $  175,000    $   173,421
                                                                                                   -----------
TOTAL CORPORATE BONDS (Cost $24,341,936) .......................................                    23,549,698
                                                                                                   -----------
FOREIGN BONDS (7.82%)

FOREIGN CORPORATE BONDS (4.66%)
ABN Amro N.V., 7.55%, 06/28/06[dagger] .........................................        300,000        305,960
Amoco Canada Petroleum Co., 7.25%, 12/01/02[dagger] ............................        200,000        202,019
Banque Paribas, 8.35%, 06/15/07[dagger] ........................................        225,000        229,514
Barclays Bank Plc, 7.40%, 12/15/09[dagger] .....................................        300,000        295,719
Bayerische Landesbank Ciro, 7.375%, 12/14/02[dagger] ...........................        300,000        303,218
Bell Canada, 9.50%, 10/15/10[dagger] ...........................................        200,000        227,022
Deutsche Bank Financial Inc., 6.70%, 12/31/06[dagger] ..........................        175,000        169,830
Dresdner Bank NY, 6.625%, 09/15/05[dagger] .....................................        300,000        292,171
Hanson Overseas B.V., 7.375%, 01/15/03[dagger] .................................        300,000        301,044
Lb Baden-Wuerttenberg, 7.625%, 02/01/23[dagger] ................................        200,000        200,737
National Westminster Bancorp, Inc., 7.375%, 10/01/09[dagger] ...................        300,000        295,518
Norsk Hydro, 6.70%, 01/15/18[dagger] ...........................................        300,000        263,795
Sony Corp., 6.125%, 03/04/03[dagger] ...........................................        300,000        295,647
Swiss Bank Corp., NY, 7.00%, 10/15/15[dagger] ..................................        300,000        279,520
                                                                                                   -----------
                                                                                                     3,661,714
                                                                                                   -----------
FOREIGN GOVERNMENT REGIONAL (3.16%)
Government of Canada, 6.375%, 11/30/04[dagger] .................................        300,000        297,216
International Bank for Reconstruction & Development, 7.00%, 01/27/05[dagger] ...        400,000        406,649
Providence of Saskatchewan, 8.00%, 02/01/13[dagger] ............................        270,000        281,708
Providence of Manitoba, 8.00%, 04/15/02[dagger] ................................        175,000        178,168
Providence of Nova Scotia, 7.25%, 07/27/13[dagger] .............................        100,000         99,376
Providence of Ontario, 5.50%, 10/01/08[dagger] .................................        300,000        274,456
Province of Quebec, 6.50%, 01/17/06[dagger] ....................................        300,000        294,732
Republic of Finland, 7.875%, 07/28/04[dagger] ..................................        300,000        311,665
Republic of Portugal, 5.75%, 10/08/03[dagger] ..................................        350,000        340,131
                                                                                                   -----------
                                                                                                     2,484,101
                                                                                                   -----------
TOTAL FOREIGN BONDS (Cost $6,333,564) ..........................................                     6,145,815
                                                                                                   -----------
U.S. TREASURY OBLIGATIONS (43.54%)

TREASURY BONDS (17.24%)
6.25%, 08/15/23 ................................................................      3,500,000      3,564,533
6.75%, 08/15/26 ................................................................      2,000,000      2,175,626
7.50%, 11/15/16 ................................................................      2,600,000      2,962,374
7.875%, 02/15/21 ...............................................................      2,000,000      2,405,000
8.125%, 08/15/19 ...............................................................      2,000,000      2,441,875
                                                                                                   -----------
                                                                                                    13,549,408
                                                                                                   -----------


                                                                CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                                     BOND FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
--------------------------------------------------------------------------------------------------------------
                                                                                      PRINCIPAL        VALUE
                                                                                      ---------        -----
TREASURY NOTES (26.30%)
12/31/02, 5.625% ...............................................................     $2,500,000    $ 2,481,250
4.75%, 11/15/08 ................................................................        300,000        277,594
5.75%, 08/15/03 ................................................................      1,700,000      1,690,970
5.875%, 02/15/04 ...............................................................      2,300,000      2,296,407
6.375%, 08/15/02 ...............................................................      4,200,000      4,224,940
6.50%, 08/15/05 ................................................................      2,550,000      2,614,548
7.25%, 05/15/04 ................................................................      1,900,000      1,980,750
7.50%, 02/15/05 ................................................................      2,800,000      2,970,626
7.50%, 11/15/01 ................................................................      2,100,000      2,127,561
                                                                                                   -----------
                                                                                                    20,664,646
                                                                                                   -----------
TOTAL U.S. TREASURY OBLIGATIONS (Cost $35,362,817) .............................                    34,214,054
                                                                                                   -----------
REPURCHASE AGREEMENTS (0.42%)
Fifth Third Bank, 5.78%, dated 09/29/00, due 10/02/00, repurchase price $326,681
(collateralized by FNMA Pool #421910, 8.371%, due 04/01/28, market value
$333,054) (Cost $326,524) ......................................................        326,524        326,524
                                                                                                   -----------
      TOTAL INVESTMENTS (Cost $79,582,443) (98.48%) ............................                    77,382,921
      OTHER ASSETS & LIABILITIES, NET (1.52%) ..................................                     1,193,574
                                                                                                   -----------
      NET ASSETS (100%) ........................................................                   $78,576,495
                                                                                                   ===========
[dagger]Denominated in U.S. Dollars ............................................

Cost for federal income tax at September 30, 2000 was $79,582,443 and net unrealized depreciation consisted of:
      Gross unrealized appreciation ............................................                   $   422,712
      Gross unrealized depreciation ............................................                    (2,622,234)
                                                                                                   -----------
      Net unrealized depreciation ..............................................                   $(2,199,522)
                                                                                                   ===========

                       SEE NOTES TO FINANCIAL STATEMENTS


                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        LARGE CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
COMMON STOCK (99.19%)

ADVERTISING (0.25%)
Interpublic Group of Cos., Inc. ................................................    4,954        $    168,746
Omnicom Group, Inc. ............................................................    3,630             264,763
Young & Rubicam, Inc. ..........................................................    1,210              59,895
                                                                                                 ------------
                                                                                                      493,404
                                                                                                 ------------
AEROSPACE (1.11%)
BF Goodrich Co. ................................................................    1,631              63,915
Boeing Co. .....................................................................   15,219             958,797
General Dynamics Corp. .........................................................    3,180             199,744
Lockheed Martin Corp. ..........................................................    6,256             206,198
Northrop Grumman Corp. .........................................................      970              88,149
Raytheon Co. Cl B ..............................................................    5,103             145,117
United Technologies Corp. ......................................................    7,910             547,768
                                                                                                 ------------
                                                                                                    2,209,688
                                                                                                 ------------
AIRLINES (0.24%)
AMR Corp. ......................................................................    2,954              96,559
Delta Air Lines, Inc. ..........................................................    2,720             120,700
Southwest Airlines Co. .........................................................    9,006             218,396
US Airways Group, Inc.* ........................................................    1,293              39,356
                                                                                                 ------------
                                                                                                      475,011
                                                                                                 ------------
APPAREL (0.14%)
Liz Claiborne, Inc. ............................................................    1,040              40,040
Nike, Inc. Cl B ................................................................    4,592             183,967
Russell Corp. ..................................................................      320               5,080
VF Corp. .......................................................................    2,168              53,522
                                                                                                 ------------
                                                                                                      282,609
                                                                                                 ------------
APPLIANCES (0.05%)
Maytag Corp. ...................................................................    1,390              43,177
Whirlpool Corp. ................................................................    1,394              54,192
                                                                                                 ------------
                                                                                                       97,369
                                                                                                 ------------
AUTO PARTS & EQUIPMENT (0.22%)
Autozone, Inc. .................................................................    2,297              52,113
Dana Corp. .....................................................................    2,765              59,448
Delphi Automotive Systems Corp. ................................................    7,784             117,733
Genuine Parts Co. ..............................................................    2,920              55,662
Navistar International Corp.* ..................................................      720              21,555
TRW Corp. ......................................................................    1,975              80,234
Visteon Corp. ..................................................................    2,698              40,807
                                                                                                 ------------
                                                                                                      427,552
                                                                                                 ------------

                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        LARGE CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
AUTOMOBILE MANUFACTURERS (0.79%)
Ford Motor Co. .................................................................   36,026        $    911,908
General Motors Corp. ...........................................................    9,094             591,110
Paccar, Inc. ...................................................................    1,586              58,781
                                                                                                 ------------
                                                                                                    1,561,799
                                                                                                 ------------
BANKS (5.73%)
AmSouth Bancorp ................................................................    5,340              66,750
Bank of America Corp. ..........................................................   29,338           1,536,578
Bank of New York Co., Inc. .....................................................   12,178             682,729
Bank One Corp. .................................................................   18,604             718,580
BB&T Corp. .....................................................................    5,540             166,892
Chase Manhattan Corp. ..........................................................   20,088             927,814
Comerica, Inc. .................................................................    2,708             158,249
Fifth Third Bancorp ............................................................    8,082             435,418
First Union Corp. ..............................................................   16,464             529,935
Firstar Corp. ..................................................................   15,471             346,164
Fleet Boston Financial Corp. ...................................................   17,301             674,739
Golden West Financial Corp. ....................................................    3,640             195,195
Keycorp ........................................................................    6,330             160,228
Mellon Financial Corp. .........................................................    8,430             390,941
Morgan, (J.P.) & Co., Inc. .....................................................    3,052             498,620
National City Corp. ............................................................    9,284             205,408
Northern Trust Corp. ...........................................................    4,220             375,052
Old Kent Financial Corp.* ......................................................    2,163              62,592
PNC Bank Corp. .................................................................    6,955             452,075
Regions Financial Corp. ........................................................    2,960              67,155
SouthTrust Corp. ...............................................................    2,320              72,935
State Street Boston Corp. ......................................................    2,930             380,900
Summit Bancorp .................................................................    2,590              89,355
Suntrust Banks, Inc. ...........................................................    5,665             282,188
Synovus Financial Corp. ........................................................    3,735              79,135
U.S. Bancorp ...................................................................   11,862             269,860
Union Planters Corp. ...........................................................    2,310              76,374
Wachovia Corp. .................................................................    4,052             229,698
Wells Fargo & Co. ..............................................................   26,814           1,231,768
                                                                                                 ------------
                                                                                                   11,363,327
                                                                                                 ------------
BROADCASTING (1.26%)
Clear Channel Communications, Inc.* ............................................   10,520             594,380
Meredith Corp. .................................................................    2,178              64,251
Time Warner, Inc. ..............................................................   23,570           1,844,352
                                                                                                 ------------
                                                                                                    2,502,983
                                                                                                 ------------


                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        LARGE CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
BUILDING (0.11%)
Armstrong Holdings, Inc. ........................................................     460        $      5,491
Centex Corp. ...................................................................      250               8,031
Masco Corp. ....................................................................    6,840             127,395
Owens Corning ..................................................................      926               2,431
Vulcan Materials ...............................................................    1,760              70,730
                                                                                                 ------------
                                                                                                      214,078
                                                                                                 ------------
CHEMICALS (0.82%)
Air Products & Chemicals, Inc. .................................................    3,698             133,128
Ashland, Inc. ..................................................................    1,015              34,193
Dow Chemical Co. ...............................................................   11,733             292,592
Dupont, (E. I.) De Nemours & Co. ...............................................   17,054             706,675
Eastman Chemical Co. ...........................................................    1,360              50,235
Engelhard Corp. ................................................................      984              15,990
FMC Corp. ......................................................................      320              21,460
Grace, (W.R.) & Co. ............................................................      444               3,052
Great Lakes Chemical Corp. .....................................................      570              16,708
Hercules, Inc. .................................................................    1,153              16,286
Praxair, Inc. ..................................................................    2,531              94,596
Rohm & Haas Co. ................................................................    3,498             101,661
Sigma Aldrich Corp. ............................................................    1,948              64,284
Union Carbide Corp. ............................................................    2,146              81,012
                                                                                                 ------------
                                                                                                    1,631,872
                                                                                                 ------------
COMMERCIAL SERVICES (0.19%)
Block, (H & R), Inc. ...........................................................    1,370              50,776
Cendant Corp.* .................................................................   10,146             110,338
Convergys Corp.* ...............................................................    1,870              72,696
Deluxe Corp. ...................................................................    2,617              53,158
Ecolab, Inc. ...................................................................    2,136              77,030
Quintiles Transnational Corp. ..................................................    1,350              21,516
                                                                                                 ------------
                                                                                                      385,514
                                                                                                 ------------
COMPONENTS (0.07%)
Johnson Controls, Inc. .........................................................    1,564              83,185
Parker Hannifin Corp. ..........................................................    1,901              64,159
                                                                                                 ------------
                                                                                                      147,344
                                                                                                 ------------
COMPUTER HARDWARE (7.31%)
Apple Computer, Inc. ...........................................................    5,258             135,394
Compaq Computer Corp. ..........................................................   26,440             729,215
Dell Computer Corp.* ...........................................................   40,272           1,240,881
EMC Corp.* .....................................................................   34,158           3,385,912
Gateway 2000, Inc.* ............................................................    5,060             236,555



                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        LARGE CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
Hewlett-Packard Co. ............................................................   15,883        $  1,540,651
International Business Machines Corp. ..........................................   28,306           3,184,425
Seagate Technology, Inc.* ......................................................    3,595             248,055
Sun Microsystems, Inc.* ........................................................   24,982           2,916,648
VERITAS Software Co. ...........................................................    6,300             894,600
                                                                                                 ------------
                                                                                                   14,512,336
                                                                                                 ------------
COMPUTER SERVICES & SOFTWARE (8.58%)
Adaptec, Inc.* .................................................................    1,370              27,400
Adobe Systems, Inc. ............................................................    1,880             291,870
America Online, Inc. ...........................................................   36,170           1,944,138
Autodesk, Inc. .................................................................    1,220              30,958
Automatic Data Processing, Inc. ................................................   11,140             744,988
BMC Software, Inc. .............................................................    4,130              78,986
Cabletron Systems, Inc.* .......................................................    2,760              81,075
Ceridian Corp.* ................................................................    2,290              64,263
Citrix Systems, Inc.* ..........................................................    2,950              59,184
Computer Associates International, Inc. ........................................   10,075             253,764
Computer Sciences Corp.* .......................................................    2,938             218,146
Compuware Corp.* ...............................................................    5,090              42,629
Comverse Technology, Inc.* .....................................................    2,360             254,880
Electronic Data Systems Corp. ..................................................    8,320             345,280
First Data Corp. ...............................................................    7,681             300,039
Intuit, Inc. ...................................................................   18,060             739,331
Mercury Interactive Corp.* .....................................................    1,240             194,370
Microsoft Corp.* ...............................................................   82,274           4,957,008
NCR Corp.* .....................................................................    1,740              65,794
Network Appliance, Inc.* .......................................................    4,840             616,495
Novell, Inc.* ..................................................................    4,239              42,125
Oracle Corp.* ..................................................................   44,326           3,490,672
Parametric Technology Corp. ....................................................    3,530              38,609
PE Corp. - PE Biosystems Group .................................................    3,410             397,265
Peoplesoft, Inc.* ..............................................................    4,050             113,147
Sapient Corp. ..................................................................    1,640              66,728
Siebel Systems, Inc.* ..........................................................    6,470             720,192
Unisys Corp.* ..................................................................    5,100              57,375
Yahoo, Inc. ....................................................................    8,740             795,340
                                                                                                 ------------
                                                                                                   17,032,051
                                                                                                 ------------
CONSUMER PRODUCTS (0.41%)
American Greetings Corp. Cl A ..................................................    1,610              28,175
The Clorox Co. .................................................................    4,752             188,001
Tupperware Corp. ...............................................................    1,721              30,978
Unilever NV ....................................................................   11,840             571,280
                                                                                                 ------------
                                                                                                      818,434
                                                                                                 ------------


                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        LARGE CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
CONTAINERS (0.08%)
Ball Corp. .....................................................................      290        $      9,189
Bemis Inc. .....................................................................      755              24,254
Crown Cork & Seal Co., Inc. ....................................................    1,796              19,195
Owens Illinois, Inc.* ..........................................................    2,120              19,610
Pactiv Corporation .............................................................    2,248              25,150
Sealed Air Corp.* ..............................................................    1,225              55,431
                                                                                                 ------------
                                                                                                      152,829
                                                                                                 ------------
COSMETICS & TOILETRIES (1.76%)
Alberto-Culver Co. .............................................................    1,630              46,964
Avon Products, Inc. ............................................................    4,478             183,038
Colgate-Palmolive Co. ..........................................................   10,918             515,330
Gillette Co. ...................................................................   18,708             577,610
Int'l Flavors & Fragrance, Inc. ................................................    4,216              76,942
Kimberly Clark Corp. ...........................................................    9,916             553,437
Procter & Gamble Co. ...........................................................   22,972           1,539,124
                                                                                                 ------------
                                                                                                    3,492,445
                                                                                                 ------------
DIVERSIFIED CONGLOMERATES (6.39%)
Cooper Industries, Inc. ........................................................    1,264              44,556
Corning, Inc. ..................................................................    4,663           1,384,911
Crane Co. ......................................................................      720              16,470
Danaher Corp. ..................................................................    2,220             110,445
Eaton Corp. ....................................................................    1,030              63,474
General Electric ...............................................................  157,118           9,063,745
Illinois Tool Works, Inc. ......................................................    5,346             298,708
ITT Industries, Inc. ...........................................................    1,258              40,806
National Service Industries, Inc. ..............................................    1,400              27,388
PPG Industries, Inc. ...........................................................    3,265             129,580
Textron, Inc. ..................................................................    2,610             120,386
Tyco International Ltd. ........................................................   26,708           1,385,478
                                                                                                 ------------
                                                                                                   12,685,947
                                                                                                 ------------
ELECTRONIC EQUIPMENT (6.41%)
Advanced Micro Devices, Inc.* ..................................................    5,978             141,230
Agilent Technologies, Inc. .....................................................    6,740             329,839
Altera Corp.* ..................................................................    5,940             283,635
Analog Devices, Inc.* ..........................................................    5,590             461,524
Conexant Systems, Inc.* ........................................................    3,410             142,794
Emerson Electric Co. ...........................................................    7,396             495,532
Intel Corp. ....................................................................  105,324           4,384,112
KLA-Tencor Corp.* ..............................................................    2,810             115,737
Linear Technology Corp. ........................................................    5,100             330,225
LSI Logic Corp.* ...............................................................    4,740             138,645
Maxim Integrated Products, Inc. ................................................    4,350             349,903
Micron Technology, Inc.* .......................................................    8,646             397,716
Molex, Inc. ....................................................................    3,112             169,410
Motorola Rights, Inc. ..........................................................   33,498             946,318



                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        LARGE CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
National Semiconductor Corp.* ..................................................    2,700        $    108,675
Novellus Systems* ..............................................................    1,660              77,294
Sanmina Corp.* .................................................................    2,080             194,740
Solectron Corp.* ...............................................................    9,060             417,892
Tektronix, Inc. ................................................................      570              43,783
Teradyne, Inc. .................................................................    2,660              93,100
Texas Instruments, Inc. ........................................................   27,048           1,276,328
Thomas & Betts Corp. ...........................................................      605              10,550
Uniphase Corp. .................................................................   14,580           1,380,544
Xilinx, Inc.* ..................................................................    5,080             434,975
                                                                                                 ------------
                                                                                                   12,724,501
                                                                                                 ------------
ENGINEERING (0.02%)
Fluor Corp. ....................................................................    1,350              40,500
                                                                                                 ------------
ENGINES (0.01%)
Briggs & Stratton Corp. ........................................................      180               6,806
Cummins Engine Co., Inc. .......................................................      460              13,771
                                                                                                 ------------
                                                                                                       20,577
                                                                                                 ------------
ENTERTAINMENT & LEISURE (0.07%)
Brunswick Corp. ................................................................    1,744              31,828
Hasbro, Inc. ...................................................................    3,175              36,314
Mattel, Inc. ...................................................................    6,541              73,177
                                                                                                 ------------
                                                                                                      141,319
                                                                                                 ------------
FINANCIAL SERVICES (7.05%)
American Express Co. ...........................................................   21,498           1,306,004
Associates First Capital Corp. .................................................   11,452             435,176
Bear Stearns Co., Inc. .........................................................    1,037              65,331
Capital One Financial Corp. ....................................................    3,110             217,894
Citigroup, Inc. ................................................................   73,178           3,956,186
Countrywide Credit Industries, Inc. ............................................    1,500              56,625
Dun & Bradstreet Corp. .........................................................    3,266             112,473
Equifax, Inc. ..................................................................    2,260              60,879
Fannie Mae .....................................................................   16,781           1,199,842
Federal Home Loan Mortgage Corp. ...............................................   11,228             607,014
Franklin Resources, Inc. .......................................................    3,610             160,392
Household International, Inc. ..................................................    7,669             434,257
Huntington Bancshares, Inc. ....................................................    3,412              50,114
Lehman Brothers Holding, Inc. ..................................................    1,680             248,220
MBNA Corp. .....................................................................   12,755             491,068
Merrill Lynch & Co., Inc. ......................................................   11,904             785,664
Morgan Stanley Dean Witter & Co. ...............................................   17,734           1,621,553
Paine Webber Group, Inc. .......................................................    1,820             123,988
Paychex, Inc. ..................................................................    6,362             334,005
Providian Financial Corp. ......................................................    2,306             292,862
Schwab, (Charles) Corp. ........................................................   19,215             682,132
Stillwell Financial, Inc. ......................................................    3,420             148,770



                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        LARGE CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
T. Rowe Price Associates, Inc. .................................................    1,610        $     75,569
USA Education, Inc. ............................................................    2,370             114,204
Washington Mutual Financial Services, Inc. .....................................   10,131             403,340
                                                                                                 ------------
                                                                                                   13,983,562
                                                                                                 ------------
FOOD & BEVERAGE (2.28%)
Albertson's, Inc. ..............................................................    7,812             164,052
Archer-Daniels-Midland Co. .....................................................   15,982             137,845
Best Foods Co. .................................................................    6,938             504,740
Campbell Soup Co. ..............................................................    8,854             229,097
General Mills, Inc. ............................................................    8,008             284,284
Heinz, (H.J.) Co. ..............................................................    8,897             329,745
Hershey Foods Corp. ............................................................    4,300             232,738
Kellogg Co. ....................................................................    9,190             222,283
Kroger Co.* ....................................................................   16,954             382,525
Nabisco Group Holdings Corp. ...................................................    8,330             237,405
Quaker Oats Co. ................................................................    4,501             356,142
Ralston-Ralston Purina Group ...................................................    6,368             150,842
Safeco Corp. ...................................................................    9,600             448,200
Supervalu, Inc. ................................................................    4,340              65,371
Sysco Corp. ....................................................................    7,948             368,092
Winn Dixie Stores, Inc. ........................................................    3,390              48,731
Wrigley, (Wm.) Jr. Co. .........................................................    4,745             355,282
                                                                                                 ------------
                                                                                                    4,517,374
                                                                                                 ------------
FOREST & PAPER PRODUCTS (0.36%)
Boise Cascade Corp. ............................................................      485              12,883
Fort James Corp. ...............................................................    3,102              94,805
Georgia-Pacific Group ..........................................................    2,196              51,606
International Paper Co. ........................................................    7,541             216,332
Louisiana-Pacific Corp. ........................................................      970               8,912
The Mead Corp. .................................................................    1,360              31,790
Potlatch Corp. .................................................................      360              11,385
Temple Inland, Inc. ............................................................      820              31,058
Westvaco Corp. .................................................................    1,436              38,323
Weyerhaeuser Co. ...............................................................    3,974             160,450
Willamette Industries, Inc. ....................................................    1,666              46,648
                                                                                                 ------------
                                                                                                      704,192
                                                                                                 ------------
HEALTH CARE (0.59%)
Bard, (C. R.) Inc. .............................................................    1,180              49,855
HCA - The Healthcare Co. .......................................................    9,872             366,498
Healthsouth Rehabilitation Corp.* ..............................................    5,860              47,612
Manor Care, Inc.* ..............................................................    1,785              28,002
McKesson HBOC, Inc. ............................................................    4,069             124,359
Tenet Healthcare Corp.* ........................................................    5,613             204,173
Unitedhealth Group, Inc. .......................................................    2,720             268,600
Wellpoint Health Networks, Inc.* ...............................................      930              89,280
                                                                                                 ------------
                                                                                                    1,178,379
                                                                                                 ------------



                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        LARGE CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
HOME FURNISHINGS (0.12%)
Leggett & Platt, Inc. ..........................................................    2,800        $     44,275
Newell Rubbermaid, Inc. ........................................................    7,588             173,101
Springs Industries, Inc. Cl A ..................................................      460              12,966
                                                                                                 ------------
                                                                                                      230,342
                                                                                                 ------------
HOTELS (0.14%)
Hilton Hotels Corp. ............................................................    5,520              63,825
Marriott International, Inc. ...................................................    5,853             213,269
                                                                                                 ------------
                                                                                                      277,094
                                                                                                 ------------
INDUSTRIAL (0.05%)
Rockwell International Corp. ...................................................    3,026              91,536
                                                                                                 ------------
INSURANCE (3.82%)
Aetna, Inc. ....................................................................    2,574             149,453
AFLAC, Inc. ....................................................................    4,640             297,250
Allstate Corp. .................................................................   15,176             527,366
American General Corp. .........................................................    4,487             349,986
American International Group, Inc. .............................................   37,615           3,599,285
AON Corp. ......................................................................    4,274             167,754
Chubb Corp. ....................................................................    2,710             214,429
Cigna Corp. ....................................................................    3,008             314,035
Cincinnati Financial Corp. .....................................................    2,770              98,335
Conseco Co., Inc. ..............................................................    3,316              25,284
Hartford Financial Services Group, Inc. ........................................    3,598             262,429
Humana, Inc.* ..................................................................    2,525              27,144
Jefferson Pilot Corp. ..........................................................    1,979             134,325
Lincoln National Corp. .........................................................    3,408             164,010
Marsh & McLennan Co., Inc. .....................................................    4,593             609,721
MBIA, Inc. .....................................................................    1,300              92,462
MGIC Investment Corp. ..........................................................    1,460              89,242
Progressive Corp. ..............................................................      900              73,688
Safeco Corp. ...................................................................    1,779              48,478
St. Paul Cos., Inc. ............................................................    3,490             172,101
Torchmark Corp. ................................................................    2,020              56,181
Unum Provident Corp. ...........................................................    3,560              97,010
                                                                                                 ------------
                                                                                                    7,569,968
                                                                                                 ------------
MACHINERY, GENERAL INDUSTRIAL (0.37%)
Black & Decker Corp. ...........................................................    1,341              45,845
Caterpillar, Inc. ..............................................................    6,012             202,905
Deere & Co. ....................................................................    4,008             133,266
Dover Corp. ....................................................................    3,200             150,200
Grainger (W. W.), Inc. .........................................................    1,660              43,679
Ingersoll-Rand Co. .............................................................    2,753              93,258
McDermott International, Inc. ..................................................      440               4,840
Thermo Electron Corp.* .........................................................    2,082              54,132
                                                                                                 ------------
                                                                                                      728,125
                                                                                                 ------------



                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        LARGE CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
MATERIALS (0.26%)
Alcoa Inc. .....................................................................   14,758        $    373,562
Barrick Gold Corp. .............................................................    5,991              91,363
Homestake Mining Co. ...........................................................    3,400              17,638
Newmont Mining Corp. ...........................................................    2,258              38,386
                                                                                                 ------------
                                                                                                      520,949
                                                                                                 ------------
MEDICAL PRODUCTS (1.17%)
Baxter International., Inc. ....................................................    5,663             451,978
Becton, Dickinson & Co. ........................................................    4,460             117,911
Biomet, Inc. ...................................................................    3,255             113,925
Boston Scientific Corp.* .......................................................    6,822             112,137
Guidant Corp. ..................................................................    5,226             369,413
Medtronic, Inc. ................................................................   19,642           1,017,701
PerkinElmer, Inc. ..............................................................      660              68,888
St. Jude Medical, Inc.* ........................................................    1,557              79,407
                                                                                                 ------------
                                                                                                    2,331,360
                                                                                                 ------------
METALS (0.15%)
Alcan Aluminum Ltd. ............................................................    3,667             106,114
Freeport-McMoran Copper & Gold, Inc.* ..........................................    1,590              14,012
Inco Ltd. ......................................................................    3,457              55,744
Phelps Dodge Corp. .............................................................    1,475              61,581
Placer Dome, Inc. ..............................................................    4,407              41,591
Timken Co. .....................................................................      670               9,171
                                                                                                 ------------
                                                                                                      288,213
                                                                                                 ------------
MISCELLANEOUS MANUFACTURING (0.36%)
Millipore Corp. ................................................................      550              26,641
Minnesota Mining & Manufacturing Co. ...........................................    7,202             656,282
Pall Corp. .....................................................................    1,589              31,681
                                                                                                 ------------
                                                                                                      714,604
                                                                                                 ------------
MOTORCYCLE MANUFACTURERS (0.13%)
Harley-Davidson, Inc. ..........................................................    5,590             267,621
                                                                                                 ------------
OFFICE EQUIPMENT (0.27%)
Avery Dennison Corp. ...........................................................    2,001              92,796
Lexmark International Group, Inc. Cl A .........................................    1,970              73,875
Office Depot, Inc.* ............................................................    4,880              38,125
Pitney Bowes, Inc. .............................................................    4,524             178,415
Xerox Corp. ....................................................................   10,532             158,638
                                                                                                 ------------
                                                                                                      541,849
                                                                                                 ------------


                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        LARGE CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
OIL & GAS (6.90%)
Amerada Hess Corp. .............................................................    1,308        $     87,554
Anadarko Petroleum Corp. .......................................................    3,153             209,548
Apache Corp. ...................................................................    1,260              74,498
Baker Hughes, Inc. .............................................................    3,960             147,015
Burlington Resources, Inc. .....................................................    2,807             103,333
Chevron Oil Corp. ..............................................................   11,767           1,003,137
The Coastal Corp. ..............................................................    3,820             283,158
Columbia Gas System, Inc. ......................................................    1,748             124,108
Conoco, Inc. Cl B ..............................................................    9,850             265,334
Devon Energy Corp. .............................................................    1,180              70,977
Eastern Enterprises ............................................................      870              55,517
El Paso Energy Corp. ...........................................................    4,176             257,346
Enron Corp. ....................................................................   11,682           1,023,635
Exxon Mobil Corp. ..............................................................   56,031           4,993,763
Halliburton Co. ................................................................    6,068             296,953
Kerr-McGee Corp. ...............................................................    1,250              82,812
NICOR, Inc. ....................................................................    1,490              53,919
Occidental Petroleum Corp. .....................................................    5,063             110,437
Phillips Petroleum Co. .........................................................    3,474             217,994
Rowan Cos., Inc. ...............................................................      220               6,380
Royal Dutch Petroleum Co. ......................................................   34,410           2,062,449
Schlumberger, Ltd. .............................................................    9,540             785,261
Sempra Energy ..................................................................    3,995              83,146
Sunoco, Inc. ...................................................................    1,790              48,218
Texaco, Inc. ...................................................................    9,532             500,430
Tosco Corp. ....................................................................    1,280              39,920
Transocean Sedco Forex, Inc. ...................................................    2,617             153,422
Unocal Corp. ...................................................................    3,442             121,976
USX Marathon Group, Inc. .......................................................    4,876             138,356
Williams Cos., Inc. ............................................................    6,680             282,230
                                                                                                 ------------
                                                                                                   13,682,826
                                                                                                 ------------
PAINT & RELATED PRODUCTS (0.02%)
Sherwin Williams Co. ...........................................................    2,316              49,504
                                                                                                 ------------
PHARMACEUTICALS (10.31%)
Abbott Laboratories ............................................................   25,396           1,207,897
Allergan, Inc. .................................................................    2,380             200,961
Alza Corp. .....................................................................    1,830             158,295
American Home Products Corp. ...................................................   21,540           1,218,356
Amgen, Inc. ....................................................................   16,560           1,156,353
Bausch & Lomb, Inc. ............................................................    1,055              41,079
Biogen, Inc. ...................................................................    2,460             150,060
Bristol-Myers Squibb Co. .......................................................   32,478           1,855,306
Cardinal Health, Inc. ..........................................................    4,810             424,182
IMS Health, Inc. ...............................................................    4,862             100,886
Johnson & Johnson ..............................................................   23,436           2,201,519


                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        LARGE CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
Lilly, (Eli) & Co. .............................................................   19,155        $  1,553,949
Mallinckrodt, Inc. .............................................................    1,410              64,331
Medimmune, Inc.* ...............................................................    3,250             251,062
Merck & Co. ....................................................................   38,020           2,830,114
Pfizer, Inc. ...................................................................  101,922           4,580,120
Pharmacia Corp. ................................................................   20,445           1,230,533
Schering-Plough Corp. ..........................................................   24,010           1,116,465
SYNAVANT, Inc. .................................................................      243               1,625
Watson Pharmaceuticals, Inc.* ..................................................    1,680             108,990
                                                                                                 ------------
                                                                                                   20,452,083
                                                                                                 ------------
PHOTOGRAPHY EQUIPMENT (0.15%)
Eastman Kodak Co. ..............................................................    7,144             292,011
Polaroid Corp. .................................................................      840              11,288
                                                                                                 ------------
                                                                                                      303,299
                                                                                                 ------------
PRINTING (0.05%)
R.R. Donnelley & Sons Co. ......................................................    3,648              89,604
                                                                                                 ------------
PUBLISHING (0.69%)
Dow Jones & Co. ................................................................    2,325             140,662
Gannett, Inc. ..................................................................    6,964             369,092
Knight-Ridder, Inc. ............................................................    2,209             112,245
McGraw-Hill Cos., Inc. .........................................................    4,240             269,505
New York Times Co. Cl A ........................................................    4,274             168,022
Tribune Co. ....................................................................    7,057             307,862
                                                                                                 ------------
                                                                                                    1,367,388
                                                                                                 ------------
RETAIL STORES (4.94%)
Bed Bath & Beyond, Inc. ........................................................    4,760             116,099
Best Buy Co.* ..................................................................    3,360             213,780
Circuit City Stores, Inc. ......................................................    3,410              78,430
Consolidated Stores Corp.* .....................................................    1,330              17,955
Costco Cos., Inc.* .............................................................    7,690             268,669
CVS Corp. ......................................................................    6,624             306,774
Dillard's, Inc. ................................................................    1,090              11,581
Dollar General Corp. ...........................................................    5,191              86,949
Federated Department Stores, Inc.* .............................................    3,617              94,494
Gap, Inc. ......................................................................   13,715             276,014
Harcourt General, Inc. .........................................................    1,784             105,256
Home Depot, Inc. ...............................................................   36,759           1,950,524
K-Mart Corp.* ..................................................................    6,188              37,128
Kohl's Corp.* ..................................................................    5,530             319,012
Limited (The), Inc. ............................................................    7,630             168,337
Longs Drug Stores Corp. ........................................................      690              13,196
Lowe's Cos .....................................................................    6,338             284,418
May Department Store Co. .......................................................    6,248             128,084
Nordstrom, Inc. ................................................................    2,290              35,638


                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        LARGE CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
Penney, (J.C.) Co. .............................................................    4,497        $     53,121
Radioshack Corp. ...............................................................    3,250             210,031
Reebok International Ltd.* .....................................................      690              12,981
Sears, Roebuck & Co. ...........................................................    6,514             211,184
Staples, Inc.* .................................................................    7,200             102,150
Target Corp. ...................................................................   15,148             388,168
Tiffany & Co. ..................................................................    1,710              65,942
TJX Companies, Inc. ............................................................    4,910             110,475
Toys `R' Us, Inc.* .............................................................    3,481              56,566
Wal Mart Stores, Inc. ..........................................................   71,628           3,447,098
Walgreen Co. ...................................................................   16,576             628,852
                                                                                                 ------------
                                                                                                    9,798,906
                                                                                                 ------------
STEEL (0.06%)
Allegheny Technologies, Inc. ...................................................    1,316              23,852
Bethlehem Steel Corp. ..........................................................    2,390               7,170
Nucor Corp. ....................................................................    1,571              47,326
USX-U.S. Steel Group ...........................................................    1,213              18,422
Worthington Industries, Inc. ...................................................    1,410              13,219
                                                                                                 ------------
                                                                                                      109,989
                                                                                                 ------------
TECHNOLOGY (1.04%)
Applied Materials, Inc. ........................................................   12,720             754,455
Broadcom Corp.* ................................................................    3,520             858,000
Honeywell International, Inc. ..................................................   12,908             459,848
                                                                                                 ------------
                                                                                                    2,072,303
                                                                                                 ------------
TELECOMMUNICATIONS (12.52%)
ADC Telecommunications, Inc. ...................................................    9,840             264,604
Alltel Corp. ...................................................................    5,368             280,142
Andrew Corp.* ..................................................................    1,062              27,811
AT&T Corp. .....................................................................   63,532           1,866,252
BellSouth Corp. ................................................................   30,786           1,239,136
CenturyTel, Inc. ...............................................................    2,080              56,680
Cisco Systems, Inc. ............................................................  110,608           6,111,092
Global Crossing Ltd. ...........................................................   12,943             401,233
Lucent Technologies, Inc. ......................................................   50,451           1,541,909
Nextel Communications, Inc. Cl A* ..............................................   11,580             541,365
Nortel Networks Corp. ..........................................................   46,588           2,774,898
QUALCOMM, Inc.* ................................................................   11,520             820,800
Qwest Communications International, Inc.* ......................................   25,466           1,223,960
SBC Communications, Inc. .......................................................   55,565           2,778,250
Scientific Atlanta, Inc. .......................................................    2,410             153,336
Sprint Corp. ...................................................................   15,842             464,369
Sprint Corp. (PCS Group) .......................................................   12,570             440,736
Tellabs, Inc.* .................................................................    6,242             298,056
Verizon Communications .........................................................   45,591           2,208,314
Worldcom, Inc. .................................................................   44,669           1,356,821
                                                                                                 ------------
                                                                                                   24,849,764
                                                                                                 ------------


                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        LARGE CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
TIRE & RUBBER (0.02%)
Cooper Tire & Rubber Co. .......................................................      330        $      3,321
Goodyear Tire & Rubber Co. .....................................................    2,360              42,480
                                                                                                 ------------
                                                                                                       45,801
                                                                                                 ------------
TOOLS (0.02%)
Snap-On, Inc. ..................................................................      560              13,195
Stanley Works ..................................................................    1,400              32,288
                                                                                                 ------------
                                                                                                       45,483
                                                                                                 ------------
TRANSPORTATION (0.35%)
Burlington Northern Santa Fe Corp. .............................................    6,624             142,830
CSX Corp. ......................................................................    3,215              70,127
FedEx Corp. ....................................................................    4,396             194,919
Norfolk Southern Corp. .........................................................    5,636              82,426
Union Pacific Corp. ............................................................    5,273             204,988
                                                                                                 ------------
                                                                                                      695,290
                                                                                                 ------------
TRAVEL SERVICES (0.04%)
Sabre Group Holdings, Inc. .....................................................    2,784              80,562
                                                                                                 ------------
TRUCKING & LEASING (0.01%)
Ryder Systems, Inc. ............................................................    1,280              23,600
                                                                                                 ------------
UTILITIES (2.60%)
AES Corp. ......................................................................    7,140             489,090
Ameren Corp. ...................................................................    2,978             124,704
American Electric Power Co., Inc. ..............................................    6,034             236,080
American Power Conversion Corp.* ...............................................    1,840              35,305
C P & L Energy Co. .............................................................    3,224             134,400
Cinergy Corp. ..................................................................    2,564              84,772
CMS Energy Corp. ...............................................................    1,860              50,104
Consolidated Edison, Inc. ......................................................    4,569             155,917
Constellation Energy Group .....................................................    3,059             152,185
Dominion Resources, Inc. - Va ..................................................    4,494             260,933
DTE Energy Co. .................................................................    2,749             105,149
Duke Energy Co. ................................................................    6,523             559,347
Edison International ...........................................................    5,376             103,824
Entergy Corp. ..................................................................    4,265             158,871
Firstenergy Corp. ..............................................................    3,775             101,689
Florida Progress Corp. .........................................................    2,010             106,404
FPL Group, Inc. ................................................................    3,599             236,634
GPU, Inc. ......................................................................    1,905              61,793
Niagara Mohawk Holdings, Inc. ..................................................    3,710              58,432
PECO Energy Co. ................................................................    3,116             188,713
Peoples Energy Corp. ...........................................................    1,290              43,054
PG&E Corp. .....................................................................    6,899             166,870
Pinnacle West Capital Corp. ....................................................    1,290              65,629


                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        LARGE CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
PPL Corp. ......................................................................    1,495        $     62,416
Public Service Enterprise, Inc. ................................................    4,457             199,172
Reliant Energy, Inc. ...........................................................    5,360             249,240
Southern Co. ...................................................................   11,830             383,736
TXU Corp. ......................................................................    4,991             197,768
Unicom Corp. ...................................................................    3,952             222,053
Xcel Energy, Inc. ..............................................................    5,780             158,950
                                                                                                 ------------
                                                                                                    5,153,234
                                                                                                 ------------
WASTE MANAGEMENT (0.10%)
Allied Waste Industries, Inc. ..................................................    1,870              17,181
Waste Management Services, Inc. ................................................   10,023             174,776
                                                                                                 ------------
                                                                                                      191,957
                                                                                                 ------------
WIRELESS EQUIPMENT (0.23%)
Palm Inc. ......................................................................    8,467             448,222
                                                                                                 ------------
TOTAL COMMON STOCK (Cost $187,553,417) .........................................                  196,818,472
                                                                                                 ------------
MISCELLANEOUS ASSETS (0.49%)
S & P 500 Depositary Receipt (Cost $991,562) ...................................    6,800             976,650
                                                                                                 ------------
                                                                                  PRINCIPAL
                                                                                  ---------
REPURCHASE AGREEMENTS (0.27%)
Fifth Third Bank, 5.78%, dated 09/29/00, due 10/02/00, repurchase price $524,827
(collateralized by FNMA Pool #409855, 8.218%, due 03/01/28, market value
$535,065) (Cost $524,574) ...................................................... $524,574             524,574
                                                                                                 ------------
      TOTAL INVESTMENTS (Cost $189,069,553) (99.95%) ...........................                  198,319,696
      OTHER ASSETS & LIABILITIES, NET (0.05%) ..................................                      105,968
                                                                                                 ------------
      NET ASSETS (100%) ........................................................                 $198,425,664
                                                                                                 ============
*Non-income producing investment

Cost for federal income tax at September 30, 2000 was $189,069,553 and net unrealized appreciation consisted of:
      Gross unrealized appreciation ............................................                 $ 31,035,725
      Gross unrealized depreciation ............................................                  (21,785,582)
                                                                                                 ------------
      Net unrealized appreciation ..............................................                 $  9,250,143
                                                                                                 ============


                       SEE NOTES TO FINANCIAL STATEMENTS


                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        SMALL CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
COMMON STOCK (98.23%)

ADVERTISING (1.10%)
Ha-Lo Industries, Inc.* ........................................................    8,570        $     34,280
Havas Advertising SA ADR* ......................................................   22,471             328,634
Penton Media, Inc.* ............................................................    7,650             210,375
True North Communications, Inc. ................................................   11,859             423,959
                                                                                                 ------------
                                                                                                      997,248
                                                                                                 ------------
AEROSPACE (0.55%)
AAR Corp. ......................................................................    6,022              68,877
Esterline Technologies Corp.* ..................................................    4,390              86,428
Kaman Corp.* ...................................................................    4,593              57,987
Orbital Sciences Corp.* ........................................................    9,222              77,234
Teledyne Technologies, Inc. ....................................................    7,250             211,156
                                                                                                 ------------
                                                                                                      501,682
                                                                                                 ------------
AEROSPACE & DEFENSE (0.39%)
Alliant Techsystems, Inc.* .....................................................    3,093             254,013
BE Aerospace, Inc. .............................................................    5,910              95,299
                                                                                                 ------------
                                                                                                      349,312
                                                                                                 ------------
AGRICULTURAL (0.44%)
Agribrands International, Inc.* ................................................    3,740             163,158
Delta & Pine Land Co. ..........................................................    9,196             236,222
                                                                                                 ------------
                                                                                                      399,380
                                                                                                 ------------
AIRLINES (0.62%)
Atlantic Coast Airlines Holdings ...............................................    4,830             155,466
Midwest Express Holdings, Inc.* ................................................    3,380              68,022
Skywest, Inc. ..................................................................    6,630             339,788
                                                                                                 ------------
                                                                                                      563,276
                                                                                                 ------------
APPAREL (1.37%)
The Dress Barn, Inc. ...........................................................    5,596             117,516
Haggar Corp. ...................................................................    2,730              34,125
K-Swiss, Inc. Cl A .............................................................    3,120              70,200
Kellywood Co. ..................................................................    6,900             125,925
Nautica Enterprises, Inc. ......................................................    7,636              98,791
Oshkosh B'Gosh, Inc. Cl A ......................................................    3,700              56,310
Oxford Industries, Inc. ........................................................    3,770              67,389
Phillips-Van Heusen Corp. ......................................................    3,810              39,291
Quiksilver, Inc.* ..............................................................    5,110              98,368
Timberland Co. Cl A ............................................................    9,796             401,636
Wet Seal (The), Inc.* ..........................................................    3,460              54,279
Wolverine World Wide, Inc. .....................................................    8,148              75,878
                                                                                                 ------------
                                                                                                    1,239,708
                                                                                                 ------------


                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        SMALL CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
APPLIANCES (0.14%)
Applica, Inc. ..................................................................    4,930        $     30,504
Salton, Inc.* ..................................................................    2,940              94,999
                                                                                                 ------------
                                                                                                      125,503
                                                                                                 ------------
AUTO PARTS & EQUIPMENT (0.49%)
Discount Auto Parts, Inc.* .....................................................    4,221              32,449
Midas, Inc. ....................................................................    4,590              64,260
O'Reilly Automotive, Inc.* .....................................................   11,240             164,385
Pep Boys--Manny Moe & Jack .....................................................    9,730              48,650
Standard Motor Products, Inc. ..................................................    3,956              31,648
Tower Automotive, Inc.* ........................................................   10,610              99,469
                                                                                                 ------------
                                                                                                      440,861
                                                                                                 ------------
AUTOS & TRUCKS (0.44%)
Copart, Inc.* ..................................................................   11,880             164,835
Oshkosh Truck Corp. ............................................................    4,630             179,412
Wabash National Corp. ..........................................................    6,050              55,206
                                                                                                 ------------
                                                                                                      399,453
                                                                                                 ------------
BANKS (6.96%)
Anchor Bancorp Wisconsin, Inc. .................................................    4,470              70,123
Centura Banks, Inc. ............................................................   10,786             413,239
Chittenden Corp. ...............................................................    7,490             192,399
Commerce Bancorp, Inc. .........................................................    7,989             464,860
Commercial Federal Corp. .......................................................   13,050             249,581
Community First Bankshares .....................................................   10,120             177,732
Cullen Frost Bankers, Inc. .....................................................   12,612             409,890
Downey Financial Corp. .........................................................    7,416             292,932
First Bancorp ..................................................................    5,800             141,738
First Midwest Bancorp, Inc. ....................................................    9,585             255,201
GBC Bancorp ....................................................................    3,220             109,681
Hudson United Bancorp ..........................................................   12,743             352,025
Imperial Bancorp* ..............................................................   10,190             194,884
Investors Financial Services Corp. Cl A ........................................    7,150             451,344
MAF Bancorp, Inc. ..............................................................    6,330             157,459
Provident Bankshares Corp. .....................................................    5,843              97,870
Queens County Bancorp, Inc. ....................................................    6,025             173,972
Riggs National Corp. ...........................................................    5,966              73,084
Silicon Valley Bancshares ......................................................   10,700             623,108
South Financial Group, Inc. ....................................................    9,350             118,044
Southwest Bancorporation of Texas, Inc.* .......................................    6,750             220,641
Staten Island Bancorp, Inc. ....................................................    7,990             159,800
Susquehanna Bancshares, Inc. ...................................................    6,055              92,339
Trustco Bank Corp. .............................................................    8,896             109,532
United Bankshares, Inc. ........................................................    9,470             185,849
Washington Federal, Inc. .......................................................   12,100             275,275
Whitney Holdings Corp. .........................................................    6,918             251,210
                                                                                                 ------------
                                                                                                    6,313,812
                                                                                                 ------------


                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        SMALL CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
BROADCASTING (0.05%)
4kids Entertainment, Inc.* .....................................................    2,910        $     49,106
                                                                                                 ------------
BUILDING (3.02%)
Champion Enterprises, Inc.* ....................................................    9,615              40,864
D. R. Horton, Inc. .............................................................   15,279             262,600
Dycom Industries, Inc.* ........................................................    9,180             382,118
Elcor Corp. ....................................................................    4,970              72,065
Fleetwood Enterprises, Inc. ....................................................    8,010             108,636
Florida Rock Industries, Inc. ..................................................    4,940             194,821
Insituform Technologies, Inc.* .................................................    6,080             204,440
M. D. C. Holdings, Inc. ........................................................    5,900             153,400
NVR, Inc.* .....................................................................    2,840             230,040
Ryland Group, Inc. .............................................................    4,599             142,569
Simpson Manufacturing Co. ......................................................    3,740             167,131
Skyline Corp. ..................................................................    4,520              96,332
Standard Pacific Corp. .........................................................    6,450             116,100
Thor Industries, Inc. ..........................................................    4,150              95,969
Toll Brothers, Inc. ............................................................    9,045             310,922
Universal Forest Products, Inc. ................................................    4,770              54,482
Washington Group Intl., Inc.* ..................................................    9,070             103,738
                                                                                                 ------------
                                                                                                    2,736,227
                                                                                                 ------------
BUILDING PRODUCTS (0.64%)
Butler Manufacturing Co. .......................................................    3,515              80,625
Hughes Supply, Inc. ............................................................    6,265             122,919
Lennox International, Inc. .....................................................   12,530             117,469
Republic Group, Inc. ...........................................................    3,530              64,864
Texas Industries, Inc. .........................................................    6,150             196,031
                                                                                                 ------------
                                                                                                      581,908
                                                                                                 ------------
CHEMICALS (1.28%)
Arch Chemicals, Inc. ...........................................................    5,330              97,272
Cambrex Corp. ..................................................................    6,264             231,768
Chemfirst, Inc. ................................................................    5,217             108,579
MacDermid, Inc. ................................................................    7,590             159,390
OM Group, Inc. .................................................................    6,281             274,009
Omnova Solutions, Inc. .........................................................    4,760              26,478
Penford Corp. ..................................................................    2,660              41,230
Polyone Corp. ..................................................................   16,700             122,119
Quaker Chemical Corp. ..........................................................    3,480              59,160
Tetra Technologies, Inc.* ......................................................    2,640              40,095
                                                                                                 ------------
                                                                                                    1,160,100
                                                                                                 ------------


                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        SMALL CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
COMMERCIAL SERVICES (2.44%)
ABM Industries, Inc. ...........................................................    5,720        $    155,512
Central Parking Corp. ..........................................................    8,735             173,062
CPI Corp. ......................................................................    3,780              80,325
F.Y.I., Inc.* ..................................................................    3,930             146,884
G & K Services, Inc. ...........................................................    5,547             155,663
Harland, (John H.) Co. .........................................................    6,830             104,584
Insurance Auto Auctions, Inc.* .................................................    3,440              55,685
Kroll-O'Gara Co. ...............................................................    4,960              29,760
Member Works, Inc. .............................................................    3,940             129,528
New England Business Service, Inc. .............................................    4,370              79,206
Pegasus Solutions, Inc.* .......................................................    6,020             117,765
Plexus Corp.* ..................................................................    8,560             603,480
Prepaid Legal Services, Inc.* ..................................................    5,410             174,811
StarTek, Inc.* .................................................................    3,270              94,830
The Profit Recovery Group International, Inc.* .................................   11,185             110,452
                                                                                                 ------------
                                                                                                    2,211,547
                                                                                                 ------------
COMPONENTS (2.48%)
C-COR Electronics, Inc.* .......................................................    7,750             118,672
Checkpoint Systems, Inc.* ......................................................    5,510              41,669
Coherent, Inc.* ................................................................    6,240             424,320
Dionex Corp.* ..................................................................    5,668             156,578
Electro Scientific Industries, Inc.* ...........................................    6,290             220,936
Harman International Industries, Inc. ..........................................    9,480             370,668
Silicon Valley Group, Inc.* ....................................................    8,030             211,289
Standard Microsystems Corp.* ...................................................    3,620              78,961
Vicor Corp. ....................................................................   10,019             543,531
Watts Industries, Inc.* ........................................................    4,950              49,500
X-Rite, Inc. ...................................................................    3,470              30,362
                                                                                                 ------------
                                                                                                    2,246,486
                                                                                                 ------------
COMPUTER HARDWARE (0.64%)
Hutchinson Technology, Inc.* ...................................................    6,530             137,538
InterVoice, Inc.* ..............................................................    7,440              78,120
Kronos, Inc.* ..................................................................    3,330              99,900
Mercury Computer Systems, Inc.* ................................................    5,040             140,175
Read-Rite Corp.* ...............................................................   11,290             127,012
                                                                                                 ------------
                                                                                                      582,745
                                                                                                 ------------
COMPUTER SERVICES & SOFTWARE (9.74%)
American Management Systems, Inc.* .............................................    9,618             165,309
Analysts International Corp. ...................................................    4,285              30,933
Anixter International, Inc.* ...................................................    8,736             254,436
Aspen Technology, Inc.* ........................................................    6,150             277,519
Auspex Systems, Inc. ...........................................................    5,410              66,949
Avant Corp.* ...................................................................    8,700             158,775
Avid Technology, Inc.* .........................................................    5,540              77,560



                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        SMALL CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
AVT Corp.* .....................................................................    5,400        $     30,038
BARRA, Inc.* ...................................................................    3,440             213,495
Bisys Group, Inc.* .............................................................    6,801             525,802
Black Box Corp. ................................................................    4,740             221,002
Brooktrout Technology, Inc.* ...................................................    3,020              99,471
ChoicePoint, Inc.* .............................................................    9,496             435,629
Ciber, Inc.* ...................................................................   12,630             104,198
Concord Communications, Inc. ...................................................    3,960             104,940
Dendrite International, Inc.* ..................................................    8,935             239,570
eLoyalty Corp.* ................................................................   18,015             229,691
ePresence, Inc.* ...............................................................    4,830              32,602
Factset Research Systems, Inc. .................................................    7,580             285,008
Fair Issac & Co. ...............................................................    3,659             156,194
FileNet Corp.* .................................................................    7,622             138,625
Great Plains Software, Inc. ....................................................    4,860             136,688
Henry, (Jack) & Associates .....................................................    9,662             419,089
HNC Software, Inc.* ............................................................    6,740             551,416
Hyperion Solutions Corp.* ......................................................    7,646             197,840
Inter Tel, Inc. ................................................................    5,980              68,022
Micros Systems, Inc.* ..........................................................    4,090              61,606
Midway Games, Inc.* ............................................................    7,820              54,740
National Computer Systems, Inc. ................................................    7,566             551,845
National Data Corp. ............................................................    8,106             265,978
National Instrument Corp.* .....................................................   11,805             520,896
Phoenix Technologies Ltd.* .....................................................    5,810              92,597
Pinnacle Systems, Inc. .........................................................   11,710             131,738
Progress Software Corp.* .......................................................    7,436             101,316
Project Software & Development, Inc. ...........................................    4,960              77,113
QRS Corp.* .....................................................................    3,750              56,484
Radisys Corp.* .................................................................    4,050             204,778
RSA Security, Inc.* ............................................................    9,280             400,200
S3, Inc.*  .....................................................................   20,310             209,447
SAGA SYSTEMS, Inc.* ............................................................    6,100              64,050
Systems & Computer Technology Corp.* ...........................................    7,110             124,869
THQ, Inc.* .....................................................................    4,570             106,252
Verity, Inc.* ..................................................................    7,400             264,088
Visual Networks, Inc. ..........................................................    5,900              38,719
Xircom, Inc.* ..................................................................    7,120             179,780
Zixit Corp. ....................................................................    3,920             119,560
                                                                                                 ------------
                                                                                                    8,846,857
                                                                                                 ------------
CONGLOMERATES (0.06%)
GenCorp, Inc. ..................................................................    6,920              56,225
                                                                                                 ------------
CONSULTING SERVICES (0.27%)
MAXIMUS, Inc.* .................................................................    4,890             108,191
Remedy Corp.* ..................................................................    7,200             135,900
                                                                                                 ------------
                                                                                                      244,091
                                                                                                 ------------


                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        SMALL CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
CONSUMER PRODUCTS (0.75%)
FOSSIL, Inc.* ..................................................................    7,870        $    104,769
Meade Instruments Corp.* .......................................................    3,890              78,529
Russ Berrie and Co. ............................................................    6,148             121,423
Scotts Co.* ....................................................................    7,399             247,866
Toro Co. .......................................................................    4,059             127,858
                                                                                                 ------------
                                                                                                      680,445
                                                                                                 ------------
DISTRIBUTION WHOLESALE (0.95%)
Brightpoint, Inc.* .............................................................   11,120              55,948
Insight Enterprises, Inc.* .....................................................    9,585             261,191
Owens & Minor, Inc. Holding Co. ................................................    7,304             115,038
SCP Pool Corp.* ................................................................    4,665             138,201
United Stationers, Inc.* .......................................................    8,230             221,181
Watsco, Inc. ...................................................................    6,695              68,892
                                                                                                 ------------
                                                                                                      860,451
                                                                                                 ------------
DIVERSIFIED CONGLOMERATES (1.53%)
Chemed Corp. ...................................................................    4,415             140,452
Clarcor, Inc. ..................................................................    5,900             115,050
General Electric Co.* ..........................................................    1,617              93,281
Mascotech, Inc. ................................................................   11,120             184,175
Myers Industries, Inc. .........................................................    5,033              63,856
Roper Industries, Inc. .........................................................    7,526             249,769
SPS Technologies, Inc.* ........................................................    3,818             185,173
Standex International Corp. ....................................................    4,410              85,168
Tenneco Corp. ..................................................................    6,670              34,601
Tredegar Industries, Inc. ......................................................    8,844             153,112
Volt Information Sciences, Inc.* ...............................................    4,010              86,215
                                                                                                 ------------
                                                                                                    1,390,852
                                                                                                 ------------
ELECTRONIC EQUIPMENT (8.44%)
Actel Corp. ....................................................................    5,440             195,500
Aeroflex, Inc.* ................................................................    6,238             303,298
Alliance Semiconductor Corp.* ..................................................    9,890             196,564
Alpha Industries, Inc.* ........................................................   10,160             346,075
Analogic Corp. .................................................................    3,760             144,525
APW Ltd. .......................................................................   17,994             877,208
Artesyn Technologies, Inc.* ....................................................    8,870             258,339
Audiovox Corp Cl A* ............................................................    5,300              79,831
Axt, Inc. ......................................................................    4,480             187,320
Benchmark Electronics, Inc.* ...................................................    4,780             248,560
C & D Technology, Inc. .........................................................    6,180             350,715
C-Cube Microsystems, Inc.* .....................................................   10,210             209,305
Cohu, Inc. .....................................................................    4,810              73,653
CTS Corp. ......................................................................    6,760             342,225
Dallas Semiconductors Corp. ....................................................   14,088             463,143
Electroglas, Inc.* .............................................................    5,070              86,507
ESS Technology, Inc. ...........................................................    9,350             133,822



                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        SMALL CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
General Semi-Conductors, Inc.* .................................................    7,980        $     97,256
Gentex Corp.* ..................................................................   17,360             434,000
Innovex, Inc. ..................................................................    3,350              45,644
Kemet Corp.* ...................................................................   20,190             557,749
Kent Electronics Corp.* ........................................................    6,693             159,795
Methode Electronics, Inc.* .....................................................    8,440             373,998
Network Equipment Technologies, Inc. ...........................................    4,520              48,308
Park Electrochemical Co. .......................................................    3,083             171,492
Photronics, Inc.* ..............................................................    7,060             153,996
Pioneer Standard Electronics, Inc. .............................................    6,000              81,375
Robotic Vision Systems, Inc.* ..................................................    6,980              41,662
SLI, Inc.* .....................................................................    7,580              55,429
Technitrol, Inc. ...............................................................    3,910             394,910
Telcom Semiconductor, Inc. .....................................................    4,130              61,434
Three-Five Systems, Inc.* ......................................................    4,970             145,372
Trimble Navigation Ltd.* .......................................................    5,480             122,615
Ultratech Stepper, Inc.* .......................................................    5,600              89,950
Valence Technology, Inc.* ......................................................    7,830             135,068
                                                                                                 ------------
                                                                                                    7,666,643
                                                                                                 ------------
ELECTRONICS & ELECTRICAL EQUIPMENT (0.17%)
Baldor Electric Co. ............................................................    7,820             158,844
                                                                                                 ------------
ENGINEERING (0.40%)
Foster Wheeler Corp. ...........................................................    7,270              52,708
Tetra Tech, Inc.* ..............................................................    9,067             258,976
URS Corp.* .....................................................................    4,000              53,000
                                                                                                 ------------
                                                                                                      364,684
                                                                                                 ------------
ENTERTAINMENT & LEISURE (0.20%)
JAKKS Pacific, Inc.* ...........................................................    4,850              45,621
K2, Inc.* ......................................................................    2,300              20,556
Prime Hospitality Corp.* .......................................................   11,090             112,286
                                                                                                 ------------
                                                                                                      178,463
                                                                                                 ------------
FINANCIAL SERVICES (2.92%)
Americredit Corp.* .............................................................   17,190             495,287
Billing Concepts Corp.* ........................................................    7,230              23,046
Cash America International, Inc. ...............................................    4,430              32,394
Dain Rauscher Corp. ............................................................    3,538             329,034
Eaton Vance Corp. ..............................................................    8,466             431,766
Jefferies Group, Inc. ..........................................................    6,210             166,894
Morgan Keegan, Inc. ............................................................    6,390             111,825
National Discount Brokers Group, Inc.* .........................................    5,030             155,616
Pioneer Group, Inc.* ...........................................................    6,400             281,400
Raymond James Financial, Inc. ..................................................   10,881             358,393
Southwest Securities Group, Inc. ...............................................    4,070             119,048
Tucker Anthony Sutro Corp. .....................................................    5,800             147,175
                                                                                                 ------------
                                                                                                    2,651,878
                                                                                                 ------------



                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        SMALL CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
FOOD & BEVERAGES (2.14%)
American Italian Pasta Co.* ....................................................    4,870        $     93,443
Chiquita Brands International, Inc. ............................................   11,380              35,562
Corn Products International, Inc. ..............................................    9,520             216,580
Earthgrains Co. ................................................................    9,904             182,605
Fleming Co., Inc. ..............................................................    9,210             120,306
Great Atlantic & Pacific Tea Co., Inc. .........................................    9,840             108,855
Hain Celestial Group, Inc.* ....................................................    7,030             246,929
J&J Snack Foods Corp.* .........................................................    2,950              38,166
Michael Foods, Inc. ............................................................    5,550             129,731
Morrison Management Specialists, Inc. ..........................................    4,360             128,838
Performance Food Group Co.* ....................................................    3,960             148,995
Ralcorp Holdings, Inc. .........................................................    6,280              88,705
United Natural Foods, Inc.* ....................................................    4,270              52,841
Whole Foods Market, Inc.* ......................................................    6,579             353,210
                                                                                                 ------------
                                                                                                    1,944,766
                                                                                                 ------------
FOREST & PAPER PRODUCTS (0.41%)
Buckeye Technology, Inc.* ......................................................    7,870             163,302
Caraustar Industries, Inc.* ....................................................    6,195              68,532
Deltic Timber Corp. ............................................................    4,010              67,919
Pope & Talbot, Inc. ............................................................    5,165              73,924
                                                                                                 ------------
                                                                                                      373,677
                                                                                                 ------------
HEALTH CARE (2.77%)
ADAC Laboratories ..............................................................    4,810             100,108
Advance Paradigm, Inc. .........................................................    6,090             256,922
Mid Atlantic Medical Services, Inc. ............................................   10,480             158,510
Orthodontic Centers of America, Inc.* ..........................................   11,530             384,093
Pediatrix Medical Group, Inc.* .................................................    3,460              44,764
Priority Healthcare Corp.* .....................................................    5,364             409,005
Regeneron Pharmaceuticals, Inc.* ...............................................    8,180             266,872
Renal Care Group, Inc.* ........................................................   10,680             198,915
Universal Health Services, Inc.* ...............................................    7,464             639,105
US Oncology, Inc.* .............................................................   13,120              59,451
                                                                                                 ------------
                                                                                                    2,517,745
                                                                                                 ------------
HOME FURNISHING (1.27%)
Bassett Furniture Industries, Inc. .............................................    4,568              64,808
Ethan Allen Interiors, Inc. ....................................................    9,506             269,139
Interface, Inc. Cl A ...........................................................    8,938              71,225
La-Z Boy Chair Co. .............................................................   12,963             188,774
Libbey, Inc. ...................................................................    4,600             143,175
National Presto Industries, Inc. ...............................................    5,550             166,153
Pier 1 Imports, Inc. ...........................................................   18,434             250,011
                                                                                                 ------------
                                                                                                    1,153,285
                                                                                                 ------------



                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        SMALL CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
HUMAN RESOURCES (1.07%)
Administaff, Inc.* .............................................................    3,140        $    237,698
CDI Corp.* .....................................................................    5,099              81,584
Edgewater Technology, Inc.* ....................................................    5,120              26,880
Heidrick & Struggles International, Inc.* ......................................    4,890             251,224
Labor Ready, Inc.* .............................................................    8,390              35,133
On Assignment, Inc. ............................................................    5,210             163,464
Spherion Corp.* ................................................................   14,536             173,524
                                                                                                 ------------
                                                                                                      969,507
                                                                                                 ------------
INDUSTRIAL (0.60%)
Cognex Corp.* ..................................................................   10,247             404,116
Gerber Scientific, Inc. ........................................................    4,881              42,099
Milacron, Inc. .................................................................    7,730             102,906
                                                                                                 ------------
                                                                                                      549,121
                                                                                                 ------------
INSURANCE (3.71%)
Arthur J. Gallagher & Co.* .....................................................    8,714             515,215
Coventry Corp.* ................................................................   13,235             200,179
Delphi Financial Group, Inc.* ..................................................    5,262             213,111
E.W. Blanch Holdings, Inc. .....................................................    3,620              75,115
Enhance Financial Services Group, Inc. .........................................    8,028             104,364
Fidelity National Financial, Inc. ..............................................   14,398             356,350
First American Financial Corp. .................................................   13,198             275,508
Fremont General Corp. ..........................................................   12,552              43,148
Hilb, Rogal and Hamilton Co. ...................................................    3,550             147,991
Hooper Holmes, Inc. ............................................................   13,390             127,339
Mutual Risk Management, Ltd. ...................................................    9,836             215,777
Radian Group, Inc. .............................................................    8,917             601,898
RLI Corp. ......................................................................    3,150             121,472
SCPIE Holdings, Inc. ...........................................................    2,920              58,765
Selective Insurance Group, Inc. ................................................    6,088             108,823
Trenwick Group, Inc. ...........................................................    4,567              86,773
Zenith National Insurance Corp. ................................................    5,208             113,925
                                                                                                 ------------
                                                                                                    3,365,753
                                                                                                 ------------
MACHINERY, GENERAL INDUSTRIAL (2.30%)
Applied Industrial Technologies, Inc.* .........................................    5,240              90,718
Astec Industries, Inc.* ........................................................    5,080              55,562
Gardner Denver, Inc.* ..........................................................    4,120              66,950
Graco, Inc. ....................................................................    5,500             177,375
Helix Technologies Corp. .......................................................    5,540             165,508
IDEX Corp. .....................................................................    7,590             212,046
JLG Industries, Inc. ...........................................................    9,250             112,734
Kulicke & Soffa Industries, Inc.* ..............................................   13,680             182,115
Lindsay Manufacturing Co. ......................................................    3,379              62,934
The Manitowac Co., Inc. ........................................................    6,337             121,987
Regal-Beloit Corp. .............................................................    4,988              84,596



                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        SMALL CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
Robbins & Myers, Inc. ..........................................................    3,490        $     82,451
Specialty Equipment Co. ........................................................    5,290             130,597
SpeedFam-IPEC, Inc.* ...........................................................    6,920              79,148
Thomas Industries, Inc. ........................................................    4,370              88,492
Zebra Technologies Corp. Cl A* .................................................    7,716             370,850
                                                                                                 ------------
                                                                                                    2,084,063
                                                                                                 ------------
MARKETING SERVICES (0.72%)
ADVO, Inc. .....................................................................    4,915             162,195
Catalina Marketing Corp.* ......................................................   12,995             488,937
                                                                                                 ------------
                                                                                                      651,132
                                                                                                 ------------
MEDICAL PRODUCTS (6.14%)
Advanced Tissue Sciences, Inc.* ................................................   11,830              87,986
Cerner Corp.* ..................................................................    7,930             368,249
CONMED Corp. ...................................................................    4,540              62,141
Cooper (The) Cos., Inc.* .......................................................    3,710             131,241
Cygnus, Inc.* ..................................................................    6,270              68,970
Datascope Corp.* ...............................................................    4,340             145,390
Diagnostic Products Corp. ......................................................    4,170             223,616
Enzo Biochem, Inc.* ............................................................    6,026             292,261
Idexx Labs, Inc.* ..............................................................    8,549             228,686
Immune Response Corp.* .........................................................    5,620              38,638
Invacare Corp. .................................................................    7,606             244,343
Mentor Corp.* ..................................................................    5,693              89,665
Organogenesis, Inc.* ...........................................................    8,040             118,188
Osteotech, Inc.* ...............................................................    2,880              27,540
Patterson Dental Co.* ..........................................................   16,194             364,365
PolyMedica Corp. ...............................................................    3,080             132,055
Protein Design Labs, Inc.* .....................................................    9,110           1,097,755
ResMed, Inc.* ..................................................................    7,240             226,250
Respironics, Inc.* .............................................................    6,790             113,308
Scott Technologies, Inc.* ......................................................    4,150              73,533
Spacelabs Medical, Inc.* .......................................................    3,060              30,218
Syncor International Corp.* ....................................................    5,740             211,304
Techne Corp.* ..................................................................    4,860             544,320
Theragenics Corp.* .............................................................    5,310              34,515
Varian Medical Systems, Inc. ...................................................    7,660             346,136
Vital Signs, Inc. ..............................................................    3,443              91,240
Wesley Jessen VisionCare, Inc.* ................................................    4,780             183,731
                                                                                                 ------------
                                                                                                    5,575,644
                                                                                                 ------------
METALS (1.74%)
Amcast Industrial Corp. ........................................................    3,730              35,202
Brush Engineered Materials, Inc. ...............................................    4,780             103,368
Castle, (A. M.) & Co. ..........................................................    3,507              33,755
Commercial Metals Co. ..........................................................    4,965             126,608
Commonwealth Industries, Inc. ..................................................    4,320              24,030



                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        SMALL CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
Intermet Corp. .................................................................    5,394       $      39,106
Material Sciences Co.* .........................................................    2,930              33,329
Mueller Industries, Inc.* ......................................................    8,642             193,905
Quanex Corp. ...................................................................    4,558              86,887
Reliance Steel & Aluminum Co. ..................................................    6,555             138,065
RTI International, Inc.* .......................................................    4,530              65,402
Shaw Group, Inc.* ..............................................................    4,350             306,675
Steel Dynamics, Inc.* ..........................................................    9,310              85,536
Stillwater Mining Co.* .........................................................    9,347             253,023
Wolverine Corp.* ...............................................................    3,825              56,897
                                                                                                 ------------
                                                                                                    1,581,788
                                                                                                 ------------
MISCELLANEOUS MANUFACTURING (1.15%)
AptarGroup, Inc. ...............................................................    8,778             210,123
Barnes Group, Inc. .............................................................    4,850              89,119
Brady Corp. Cl A ...............................................................    6,050             183,012
Cuno Inc.* .....................................................................    4,250              94,562
Huffy Corp. ....................................................................    2,090              21,945
Intermagnetics General Corp. ...................................................    3,244              86,372
Lawson Products, Inc. ..........................................................    4,270             103,281
Paxar Corp.* ...................................................................    7,719              68,989
Smith, (A. O.) Corp. ...........................................................    6,212              78,038
Valmont Industries, Inc. .......................................................    5,540             110,108
                                                                                                 ------------
                                                                                                    1,045,549
                                                                                                 ------------
OIL & GAS (6.12%)
Atwood Oceanics, Inc.* .........................................................    3,800             158,412
Barrett Resource Corp.* ........................................................    8,039             303,975
Cabot Oil & Gas Corp. ..........................................................    7,091             144,479
Cal Dive International, Inc. ...................................................    4,030             230,466
Cascade Natural Gas Corp. ......................................................    3,040              53,200
Cross Timbers Oil Co. ..........................................................   16,345             313,620
Dril-Quip, Inc.* ...............................................................    4,320             172,260
Eagle Hardware & Garden, Inc.* .................................................      315                   2
Energen Corp. ..................................................................    7,070             210,332
Friede Goldman International, Inc.* ............................................    8,740              61,726
HS Resources, Inc.* ............................................................    4,740             159,382
Input/Output, Inc.* ............................................................    9,974              96,000
Laclede Gas Co. ................................................................    4,830             104,449
Louis Dreyfus Natural Gas Corp. ................................................    9,830             389,514
New Jersey Resources Corp. .....................................................    5,076             206,212
Newfield Exploration Co.* ......................................................   10,102             471,637
Northwest Natural Gas Co. ......................................................    5,182             117,890
Nuevo Energy Co. ...............................................................    4,400              80,850
Oceaneering International, Inc.* ...............................................    5,206              86,550
Patina Oil & Gas Corp. .........................................................    3,880              77,600
Piedmont Natural Gas, Inc. .....................................................    7,249             222,001
Plains Resources, Inc.* ........................................................    4,910              92,676



                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        SMALL CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
Pogo Producing Co. .............................................................    9,496        $    240,961
Pride International, Inc.* .....................................................   14,155             375,108
Seacor Smit, Inc. ..............................................................    4,620             215,408
Seitel, Inc.* ..................................................................    4,570              65,694
St. Mary Land & Exploration Co. ................................................    6,500             149,906
Stone Energy Corp.* ............................................................    4,710             259,050
Veritas DGC, Inc. ..............................................................    6,050             175,072
Vintage Petroleum, Inc. ........................................................   14,116             321,139
                                                                                                 ------------
                                                                                                    5,555,571
                                                                                                 ------------
PAINT & RELATED PRODUCTS (0.30%)
Lilly Industries, Inc. .........................................................    5,619             165,760
WD-40 Co. ......................................................................    4,910             104,338
                                                                                                 ------------
                                                                                                      270,098
                                                                                                 ------------
PHARMACEUTICALS (5.75%)
Alliance Pharmaceutical Corp. ..................................................   10,680             162,870
Alpharma, Inc. .................................................................    9,698             592,790
Barr Laboratories, Inc.* .......................................................    8,270             548,404
Bindley Western Industries, Inc. ...............................................    8,336             266,752
Bio-Technology General Corp.* ..................................................   11,830             135,306
Biomatrix, Inc.* ...............................................................    5,490              96,075
Cephalon, Inc.* ................................................................    8,020             388,970
Cor Therapeutics, Inc.* ........................................................   12,300             766,444
Dura Pharmaceuticals, Inc.* ....................................................   10,490             371,084
Elan Corporation Plc Contingent Value Rights* ..................................    7,790               7,547
Medicis Pharmaceutical Corp. ...................................................    6,900             424,350
Noven Pharmaceuticals, Inc. ....................................................    5,190             221,872
Parexel International Corp.* ...................................................    5,380              45,730
Pharmaceutical Product Development, Inc. .......................................    5,920             157,250
Vertex Pharmaceuticals, Inc.* ..................................................   12,274           1,037,153
                                                                                                 ------------
                                                                                                    5,222,597
                                                                                                 ------------
PRINTING (0.13%)
Bowne & Co., Inc. ..............................................................    7,404              72,189
Consolidated Graphic, Inc.* ....................................................    3,930              46,178
                                                                                                 ------------
                                                                                                      118,367
                                                                                                 ------------
RECREATION VEHICLE MANUFACTURING (0.54%)
Arctic Cat, Inc. ...............................................................    3,900              49,238
Coachmen Industries, Inc. ......................................................    3,930              41,019
Monaco Coach Corp.* ............................................................    4,850              80,025
Polaris Industries, Inc. .......................................................    7,330             258,382
Winnebago Industries, Inc. .....................................................    5,090              63,625
                                                                                                 ------------
                                                                                                      492,289
                                                                                                 ------------
RENTAL EQUIPMENT (0.06%)
Aaron Rents, Inc. Cl B* ........................................................    4,420              56,908
                                                                                                 ------------



                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        SMALL CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
RESTAURANT - RETAIL (1.22%)
CEC Entertainment, Inc.* .......................................................    7,392        $    236,544
Cheesecake Factory, Inc.* ......................................................    8,128             351,514
IHOP Corp.* ....................................................................    6,670             127,564
Landry's Restaurants, Inc.* ....................................................    7,000              47,688
Luby's Cafeterias, Inc. ........................................................    6,810              36,178
Panera Bread Co. Cl A* .........................................................    3,900              81,412
Ruby Tuesday, Inc. .............................................................   20,500             230,625
                                                                                                 ------------
                                                                                                    1,111,525
                                                                                                 ------------
RETAIL STORES (3.74%)
99 Cents Only Stores* ..........................................................    8,110             407,021
Ames Department Stores, Inc.* ..................................................    6,590              38,099
Ann Taylor Stores Corp.* .......................................................    7,690             295,584
Brown Group, Inc. ..............................................................    4,799              44,091
Casey's General Stores, Inc. ...................................................   10,762             139,906
Cato Corp. Cl A ................................................................    5,660              70,750
Chico's FAS, Inc.* .............................................................    4,280             145,520
Cost Plus, Inc.* ...............................................................    5,090             153,336
Damark International, Inc. Cl A* ...............................................    1,550              18,988
Department 56, Inc.* ...........................................................    4,000              52,750
Factory 2-U Stores, Inc.* ......................................................    3,080              94,132
Footstar, Inc.* ................................................................    5,240             169,318
Goody's Family Clothing, Inc.* .................................................    4,950              19,491
Jo-Ann Stores, Inc.* ...........................................................    4,745              34,401
Linens 'N Things, Inc.* ........................................................    9,500             242,250
Men's Wearhouse, Inc.* .........................................................   10,305             291,760
Michaels Stores, Inc.* .........................................................    8,100             324,000
Pacific Sunwear of California, Inc.* ...........................................    7,345             137,719
Regis Corp. ....................................................................    8,765             131,475
School Specialty, Inc.* ........................................................    4,230              90,152
Shopko Stores, Inc.* ...........................................................    7,414              76,920
Stein Mart, Inc.* ..............................................................    8,760              94,718
Stride Rite Corp. ..............................................................    7,880              39,892
Zale Corp.* ....................................................................    8,740             283,504
                                                                                                 ------------
                                                                                                    3,395,777
                                                                                                 ------------
TELECOMMUNICATIONS (1.49%)
Adaptive Broadband Corp.* ......................................................    8,830             172,185
Aspect Communication Corp.* ....................................................   11,924             245,932
Aware, Inc.* ...................................................................    5,320             204,820
Davox Corp.* ...................................................................    3,090              31,093
Plantronics, Inc.* .............................................................   11,450             435,100
SymmetriCom, Inc.* .............................................................    5,415              84,609
TALK.com, Inc.* ................................................................   15,280              67,328
Viasat, Inc.* ..................................................................    5,120             114,560
                                                                                                 ------------
                                                                                                    1,355,627
                                                                                                 ------------


                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        SMALL CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
TRANSPORTATION (2.57%)
American Freightways Corp.* ....................................................    7,070        $    112,236
Arkansas Best Corp.* ...........................................................    3,980              61,192
Circle International Group, Inc. ...............................................    4,400             133,100
EGL, Inc.* .....................................................................    6,730             203,582
Expeditors International, Inc. .................................................   11,992             540,390
Forward Air Corp.* .............................................................    4,760             167,492
Fritz Co., Inc.* ...............................................................    7,293              87,516
Group 1 Automotive, Inc.* ......................................................    5,200              56,550
Heartland Express, Inc.* .......................................................    6,270             108,941
Kirby Corp.* ...................................................................    5,797             113,766
Landstar Systems, Inc.* ........................................................    2,495             111,339
MS Carriers, Inc.* .............................................................    3,610              56,406
Offshore Logistics, Inc.* ......................................................    5,150              92,055
Roadway Express, Inc. ..........................................................    4,670              83,767
Rollins Truck Leasing Corp. ....................................................    8,589              54,218
USFreightways Corp. ............................................................    6,722             152,504
Werner Enterprises, Inc. .......................................................    9,148             107,488
Yellow Corp.* ..................................................................    5,916              89,480
                                                                                                 ------------
                                                                                                    2,332,022
                                                                                                 ------------
UTILITIES (2.28%)
American States Water Co. ......................................................    3,160              95,590
Atmos Energy Corp. .............................................................    6,656             137,280
Avista Corp. ...................................................................    9,780             220,050
Bangor Hydro-Electric Co. ......................................................    2,380              57,566
CH Energy Group, Inc. ..........................................................    5,530             220,509
General Communication, Inc. Cl A ...............................................    7,450              53,314
Northwestern Corp. .............................................................    6,380             124,410
NUI Corp. ......................................................................    4,130             124,674
Philadelphia Suburban Corp. ....................................................    8,652             200,618
Southern Union .................................................................    9,680             191,785
Southwest Gas Corp. ............................................................    7,049             147,588
UGI Corp. ......................................................................    5,850             141,862
Uil Holdings Corp. .............................................................    4,991             256,725
UniSource Energy Corp. .........................................................    6,100              99,888
                                                                                                 ------------
                                                                                                    2,071,859
                                                                                                 ------------
VITAMINS & NUTRITION PRODUCTS (0.10%)
NBTY, Inc.* ....................................................................   13,993              91,392
                                                                                                 ------------


WATER TREATMENT (0.11%)
Ionics, Inc.* ..................................................................    4,655              99,210
                                                                                                 ------------

WIRE & CABLE PRODUCTS (0.43%)
Belden, Inc. ...................................................................    6,220             146,948
Cable Design Technologies Corp.* ...............................................   10,080             245,070
                                                                                                 ------------
                                                                                                      392,018
                                                                                                 ------------


                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                        SMALL CAP EQUITY FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
WIRELESS EQUIPMENT (0.89%)
Allen Telecom, Inc.* ...........................................................    6,840        $    109,755
DMC Stratex Networks, Inc.* ....................................................   16,190             260,052
P-Com, Inc.* ...................................................................   14,520              96,195
Proxim, Inc.* ..................................................................    6,000             267,000
Telxon Corp.* ..................................................................    4,100              71,750
                                                                                                 ------------
                                                                                                      804,752
                                                                                                 ------------
TOTAL COMMON STOCK (Cost $77,567,479) ..........................................                   89,179,829
                                                                                                 ------------


MISCELLANEOUS INVESTMENTS (1.05%)
S & P Mid-Cap 400 Depository Receipts (Cost $961,629) ..........................    9,700             953,025
                                                                                                 ------------
                                                                                  PRINCIPAL
                                                                                  ---------
REPURCHASE AGREEMENTS (0.86%)
Fifth Third Bank, 5.78%, dated 09/29/00, due 10/02/00, repurchase price $785,313
(collateralized by FNMA Pool #505080, 7.177%, due 12/01/33, market value
$800,634) (Cost $784,935) ......................................................   $784,935          784,935
                                                                                                ------------
TOTAL INVESTMENTS (Cost $79,314,043) (100.14%) .................................                  90,917,789


OTHER ASSETS & LIABILITIES, NET (-0.14%) .......................................                    (128,659)
                                                                                                ------------
NET ASSETS (100%) ..............................................................                $ 90,789,130
                                                                                                ============
*Non-income producing investment ...............................................
 ADR -- American Depository Receipt

Cost for federal income tax at September 30, 2000 was $79,314,043 and net unrealized appreciation consisted of:
      Gross unrealized appreciation ............................................               $ 22,890,430
      Gross unrealized depreciation                                                             (11,286,684)
                                                                                               ------------
      Net unrealized appreciation ..............................................               $ 11,603,746
                                                                                               ============
                       SEE NOTES TO FINANCIAL STATEMENTS.



                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                           INTERNATIONAL FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
COMMON STOCK (34.41%)

AUSTRALIA (2.42%)
World Equity Benchmark Securities - Australia Series ...........................  187,763        $ 1,783,748
                                                                                                 -----------
AUSTRIA (0.22%)
World Equity Benchmark Securities - Austria Series .............................   21,135            162,475
                                                                                                 -----------
BELGIUM (0.84%)
Electrabel SA* .................................................................      580            121,763
Fortis (B) .....................................................................    8,570            263,559
KBC Bancassurance Holding NV* ..................................................    2,690            112,756
Solvay SA ......................................................................      700             41,542
UCB SA .........................................................................    1,340             46,578
World Equity Benchmark Securities - Belgium Series .............................    2,820             36,308
                                                                                                 -----------
                                                                                                     622,506
                                                                                                 -----------
FRANCE (1.21%)
World Equity Benchmark Securities - France Series ..............................   36,220            896,445
                                                                                                 -----------
GERMANY (0.62%)
World Equity Benchmark Securities - Germany Series .............................   23,674            457,204
                                                                                                 -----------
HONG KONG (2.24%)
World Equity Benchmark Securities - Hong Kong Series ...........................  136,525          1,655,366
                                                                                                 -----------
ITALY (1.48%)
World Equity Benchmark Securities - Italy Series ...............................   51,536          1,095,140
                                                                                                 -----------
JAPAN (9.41%)
World Equity Benchmark Securities - Japan Series ...............................  524,760          6,953,070
                                                                                                 -----------
NETHERLANDS (5.60%)
ABN AMRO Holdings NV Sponsored ADR .............................................   12,811            296,254
Akzo Nobel NV Sponsored ADR ....................................................    3,852            162,266
Elsevier NV Sponsored ADR ......................................................    4,184             94,924
ING Groep NV Sponsored ADR .....................................................    4,614            303,947
KLM Royal Dutch Air Lines NV ADR ...............................................    3,539             66,135
Koninklijke Ahold NV Sponsored ADR .............................................   10,443            294,362
Koninklijke Philips Electronics ADR ............................................   15,683            666,528
Oce NV Sponsored ADR ...........................................................    8,325            132,159
Royal Dutch Petroleum Co. ADR ..................................................   24,778          1,485,131
Royal PTT Nederland NV ADR .....................................................    9,042            195,534
Unilever NV ADR ................................................................    6,385            308,076
Wolters Kluwer NV Sponsored ADR ................................................    4,740             96,202
World Equity Benchmark Securities - Netherlands Series .........................    1,590             35,775
                                                                                                 -----------
                                                                                                   4,137,293
                                                                                                 -----------


                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                           INTERNATIONAL FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                   SHARES           VALUE
                                                                                   ------           -----
SINGAPORE (1.03%)
World Equity Benchmark Securities - Singapore Series ...........................  110,632        $   760,595
                                                                                                 -----------
SPAIN (0.75%)
World Equity Benchmark Securities - Spain Series ...............................   22,749            554,507
                                                                                                 -----------
SWEDEN (0.37%)
World Equity Benchmark Securities - Sweden Series ..............................   12,440            272,125
                                                                                                 -----------
SWITZERLAND (6.10%)
Adecco SA Sponsored ADR ........................................................    2,486            204,101
Credit Suisse Group Sponsored ADR ..............................................    7,895            368,842
Nestle SA Sponsored ADR ........................................................    7,927            825,519
Novartis AG ADR ................................................................   42,362          1,638,880
Roche Holdings Ltd. Sponsored ADR ..............................................   10,098            888,024
UBS AG Sponsored ADR ...........................................................    4,290            581,038
                                                                                                 -----------
                                                                                                   4,506,404
                                                                                                 -----------
UNITED KINGDOM (2.12%)
World Equity Benchmark Securities - United Kingdom Series ......................   87,460          1,563,348
                                                                                                 -----------
TOTAL COMMON STOCK (Cost $25,150,687) ..........................................                  25,420,226
                                                                                                 -----------
                                                                                  PRINCIPAL
                                                                                  ---------
SHORT-TERM INVESTMENTS (51.23%)

FEDERAL NATIONAL MORTGAGE ASSOCIATION (20.17%)..................................
due 11/09/00 ...................................................................  $15,000,000     14,896,488
                                                                                                 -----------
FEDERAL HOME LOAN MORTGAGE CORP. (31.06%)
due 11/07/00 ...................................................................    3,000,000      2,980,359
due 10/10/00 ...................................................................   20,000,000     19,969,135
                                                                                                 -----------
                                                                                                  22,949,494
                                                                                                 -----------
TOTAL SHORT-TERM INVESTMENTS (Cost $37,845,982) ................................                  37,845,982
                                                                                                 -----------
REPURCHASE AGREEMENT (2.75%)
Fifth Third Bank, 5.78%, dated 09/29/00, due 10/02/00, repurchase price
$2,030,869 (collateralized by FNMA Pool #505087, 6.50%, due 03/01/29, market
value $2,070,489) (Cost $2,029,891) ............................................   2,029,891       2,029,891
                                                                                                 -----------
TOTAL INVESTMENTS (Cost $65,026,560) (88.39%) ..................................                  65,296,099
OTHER ASSETS & LIABILITIES, NET (11.61%) .......................................                   8,574,371
                                                                                                 -----------
NET ASSETS (100%) ..............................................................                 $73,870,470
                                                                                                 ===========


                                                               CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
                                                                                           INTERNATIONAL FUND
SCHEDULE OF INVESTMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                                                    VALUE
                                                                                                    -----
*Non-income producing investment
 ADR - American Depository Receipt

Cost for federal income tax at September 30, 2000 was $65,026,560 and net unrealized appreciation consisted of:
      Gross unrealized appreciation ............................................                 $ 1,231,277
      Gross unrealized depreciation ............................................                    (961,738)
                                                                                                 -----------
      Net unrealized appreciation ..............................................                 $   269,539
                                                                                                 ===========

FUTURES CONTRACTS OUTSTANDING - SEPTEMBER 30, 2000
----------------------------------------------------------------------------------------------------------------
                                                                                                    Unrealized
                                                                                   Total Value     Appreciation
Number of Contracts                                                               (U.S. Dollars)  (Depreciation)
--------------------                                                              --------------  --------------
117 CAC 40, delivery date 10/31/00 .............................................   $ 6,496,845    $ (457,220)
34 DAX, delivery date 12/15/00 .................................................     5,156,107      (267,582)
139 FTSE 100, delivery date 12/15/00 ...........................................    13,063,616      (571,693)
15 IBEX, delivery date 10/20/00 ................................................     1,447,317       (56,680)
9 MIB 30, delivery date 12/15/00 ...............................................     1,814,375      (121,706)
182 NIKKEI 225, delivery date 12/7/00 ..........................................    13,284,518      (906,983)
137 OMX, delivery date 10/27/00 ................................................     1,742,899      (132,340)
136 Currency futures expire 12/18/00-Euro ......................................    15,051,800       249,900
111 Currency futures expire 12/18/00-Japanese Yen ..............................    13,005,038      (160,950)
140 Currency futures expire 12/18/00-British Pound .............................    12,923,750       565,750
                                                                                   -----------   -----------
                                                                                   $83,986,265   $(1,859,504)
                                                                                   ===========   ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.


                                                                                  THE CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
STATEMENTS OF ASSETS AND LIABILITIES                                                                              SEPTEMBER 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                     MONEY MARKET  SHORT-TERM      BOND      LARGE CAP     SMALL CAP   INTERNATIONAL
                                                        FUND       BOND FUND       FUND     EQUITY FUND   EQUITY FUND       FUND
                                                     -------------------------------------------------------------------------------
ASSETS:
  Investments, at value (identified cost
    $19,211,879, $28,534,484, $79,582,443,
    $189,069,553, $79,314,043 and $65,026,560
    respectively) (Note 2)                         $19,211,879   $28,493,185  $77,382,921  $198,319,696  $90,917,789    $65,296,099
  Deposits with brokers                                     --            --           --            --           --      3,328,059
  Receivables:
    Investments sold                                        --            --           --            --      196,422             --
    Funds shares sold                                  527,301            --          131         9,574      162,873     12,000,515
    Dividends and interest                             102,132       447,127    1,207,792       149,438       44,745         14,356
    Variation margin receivable                             --            --           --            --           --         75,875
  Prepaid expenses                                      15,387        14,581       23,468        28,607       21,698         17,259
                                                   -----------   -----------  -----------  ------------  -----------    -----------
      Total assets                                  19,856,699    28,954,893   78,614,312   198,507,315   91,343,527     80,732,163
                                                   -----------   -----------  -----------  ------------  -----------    -----------
LIABILITIES:
  Payables:
    Investments purchased                          $        --   $        --  $        --  $         --  $        --    $ 6,836,589
    Distributions payable                                3,232            --           --            --           --             --
    12b-1 fees                                               2             4        1,163         1,960          444            326
    Fund shares redeemed                                    --            --        3,831         6,529      525,530            988
    Due to Advisor                                       1,117         3,817        2,862        14,054        9,114          5,511
    Accrued expenses                                    12,877        11,281       29,961        59,108       19,309         18,279
                                                   -----------   -----------  -----------  ------------  -----------    -----------
      Total liabilities                                 17,228        15,102       37,817        81,651      554,397      6,861,693
                                                   -----------   -----------  -----------  ------------  -----------    -----------
NET ASSETS                                         $19,839,471   $28,939,791  $78,576,495  $198,425,664  $90,789,130    $73,870,470
                                                   ===========   ===========  ===========  ============  ===========    ===========
NET ASSETS CONSIST OF:
  Paid-in capital                                  $19,839,471   $29,170,170  $81,344,775  $182,482,467  $69,303,234    $74,719,394
  Undistributed net investment income                       --        41,772       97,249         9,636           --         47,303
  Undistributed realized gain (loss) on
    investments                                             --      (230,852)    (666,007)    6,683,418    9,882,150        696,925
  Net unrealized appreciation (depreciation) on:
    Investments                                             --       (41,299)  (2,199,522)    9,250,143   11,603,746     (1,589,965)
    Translation of assets and liabilities in
      foreign currencies                                    --            --           --            --           --         (3,187)
                                                   -----------   -----------  -----------  ------------  -----------    -----------
Net Assets                                         $19,839,471   $28,939,791  $78,576,495  $198,425,664  $90,789,130    $73,870,470
                                                   ===========   ===========  ===========  ============  ===========    ===========
CLASS A SHAARES (NOTE 1)
  Net assets for 34,379, 1,076, 277,431, 307,924,
    70,354 and 67,191 shares outstanding,
    respectively                                   $    34,379   $    26,583  $ 6,521,024  $ 10,619,367  $ 2,428,801    $ 1,748,773
  Net asset value, offering and redemption price
    per Class A Share                              $      1.00   $     24.70  $     23.51  $      34.49  $     34.52    $     26.03

CLASS C SHARES (NOTE 1):
  Net assets for 19,805,092, 1,168,750, 3,057,231,
    5,433,299, 2,554,399, and 2,767,454 shares
    outstanding, respectively                      $19,805,092   $28,913,208  $72,055,471  $187,806,297  $88,360,329    $72,121,697
  Net asset value, offering and redemption
    price per Class C share                        $      1.00   $     24.74  $     23.57  $      34.57  $     34.59    $     26.06


                       SEE NOTES TO FINANCIAL STATEMENTS.


                                                                                  THE CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
STATEMENTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                     MONEY MARKET  SHORT-TERM      BOND      LARGE CAP     SMALL CAP   INTERNATIONAL
                                                        FUND       BOND FUND       FUND     EQUITY FUND   EQUITY FUND       FUND
                                                     -------------------------------------------------------------------------------
INVESTMENT INCOME:
  Interest                                         $ 1,221,493   $ 1,605,694  $ 4,331,525  $     38,343  $    22,020    $ 1,680,902
  Dividends (net of foreign taxes withheld
   of $2,806 for the International Fund)                    --            --           --     1,913,418      566,612        665,033
  Other income                                              --            --        1,000            --           --             --
                                                   -----------   -----------  -----------  ------------  -----------    -----------
    Total Investment Income                          1,221,493     1,605,694    4,332,525     1,951,761      588,632      2,345,935
                                                   -----------   -----------  -----------  ------------  -----------    -----------
EXPENSES:
  Investment advisory fees (Note 4)                     20,470        40,290      108,940       248,902      116,748         68,290
  Administration fee (Note 4)                           10,235        13,430       36,313        82,968       38,916         22,763
  Accounting fee (Note 4)                               25,500        25,290       25,290        25,500       25,500         25,500
  Custodian fees                                         2,347         3,018        8,763        35,463       30,829          8,953
  Transfer agency fees                                  11,607         6,810       12,154        18,952       11,763          6,621
  Distribution fees - Class A (Note 4)                      21            29        5,532         9,798        2,075          1,613
  Trustee expense (Note 4)                               3,049         1,216        6,507        18,105        4,513          7,621
  Audit fees                                               754         1,011       11,686        29,241       13,977          4,213
  Legal fees                                             4,513         4,513        6,582        13,245        7,115          4,513
  Consulting fees                                        5,547         5,628       16,297        35,528       17,474         14,106
  Pricing fees                                              --         2,979       13,317        17,464        8,907          8,544
  Registration fees                                     16,149        17,499       34,504        57,638       27,946         21,094
  Reports to shareholders                                1,412           501        3,403        11,202        3,628          1,751
  Other                                                  6,211         4,828       11,529        37,673       13,779         15,944
                                                   -----------   -----------  -----------  ------------  -----------    -----------
    Total expenses before waivers                      107,815       127,042      300,817       641,679      323,170        211,526
    Fees waived (Note 4)                                (7,813)           --           --            --           --             --
                                                   -----------   -----------  -----------  ------------  -----------    -----------
      Total expenses, net                              100,002       127,042      300,817       641,679      323,170        211,526
                                                   -----------   -----------  -----------  ------------  -----------    -----------
  Net investment income                              1,121,491     1,478,652    4,031,708     1,310,082      265,462      2,134,409
                                                   -----------   -----------  -----------  ------------  -----------    -----------

REALIZED GAIN (LOSS) ON INVESTMENTS AND
 FOREIGN CURRENCY:
  Net realized gain (loss) on:
    Investments                                             --      (192,748)    (531,539)    6,749,842   10,836,022         70,225
    Foreign currency transactions                           --            --           --            --           --        (39,062)
  Net unrealized appreciation (depreciation)
   during the period on:
    Investments                                             --       211,860    1,626,881     9,497,975    5,625,757     (3,516,520)
    Translation of assets and liabilities in
     foreign currencies                                     --            --           --            --           --        (13,237)
                                                   -----------   -----------  -----------  ------------  -----------    -----------
  Net gain (loss) on investments and currency               --        19,112    1,095,342    16,247,817   16,461,779     (3,498,594)
                                                   -----------   -----------  -----------  ------------  -----------    -----------
NET INCREASE (DECREASE) IN NET ASSETS RESULTING
 FROM OPERATIONS                                   $ 1,121,491   $ 1,497,764  $ 5,127,050  $ 17,557,899  $16,727,241    $(1,364,185)
                                                   ===========   ===========  ===========  ============  ===========    ===========


                       SEE NOTES TO FINANCIAL STATEMENTS.


                                                                                  THE CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
STATEMENTS OF CHANGES IN NET ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                     MONEY MARKET  SHORT-TERM      BOND      LARGE CAP     SMALL CAP   INTERNATIONAL
                                                        FUND       BOND FUND       FUND     EQUITY FUND   EQUITY FUND       FUND
                                                     -------------------------------------------------------------------------------
FOR THE YEAR ENDED SEPTEMBER 30, 2000

INCREASE IN NET ASSETS
Operations:
  Net investment income                            $ 1,121,491   $ 1,478,652  $ 4,031,708  $  1,310,082  $   265,462    $ 2,134,409
  Net realized gain (loss) on:
    Investments                                             --      (192,748)    (531,539)    6,749,842   10,836,022         70,225
    Foreign currency transactions                           --            --           --            --           --        (39,062)
Net unrealized appreciation (depreciation)
 during the period on:
    Investments                                             --       211,860    1,626,881     9,497,975    5,625,757     (3,516,520)
    Translation of assets and liabilities in
     foreign currencies                                     --            --           --            --           --        (13,237)
                                                   -----------   -----------  -----------  ------------  -----------    -----------
Net increase (decrease) in net assets resulting
 from operations                                     1,121,491     1,497,764    5,127,050    17,557,899   16,727,241     (1,364,185)
                                                   -----------   -----------  -----------  ------------  -----------    -----------
Distributions to shareholders from:
  Net investment income
    Class A                                             (1,165)         (774)    (162,134)      (27,913)      (1,305)       (38,459)
    Class C                                         (1,120,326)   (1,460,726)  (3,835,110)   (1,298,174)    (266,279)    (2,069,701)
  Net realized gain
    Class A                                                 --            --           --        (6,284)      (1,392)        (2,594)
    Class C                                                 --            --         (249)   (3,639,024)  (3,485,889)    (4,700,568)
                                                   -----------   -----------  -----------  ------------  -----------    -----------
Total Distributions                                 (1,121,491)   (1,461,500)  (3,997,493)   (4,971,395)  (3,754,865)    (6,811,322)
                                                   -----------   -----------  -----------  ------------  -----------    -----------
Increase (decrease) in net assets from
 Fund share transactions (Note 5)                   (3,344,992)    2,975,691   17,103,245    53,357,287   10,244,483     40,197,759
                                                   -----------   -----------  -----------  ------------  -----------    -----------
Increase (decrease) in net assets                   (3,344,992)    3,011,955   18,232,802    65,943,791   23,216,859     32,022,252

NET ASSETS:
  Beginning of period                               23,184,463    25,927,836   60,343,693   132,481,873   67,572,271     41,848,218
                                                   -----------   -----------  -----------  ------------  -----------    -----------
  End of period                                    $19,839,471   $28,939,791  $78,576,495  $198,425,664  $90,789,130    $73,870,470
                                                   ===========   ===========  ===========  ============  ===========    ===========


                       SEE NOTES TO FINANCIAL STATEMENTS.


                                                                                  THE CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
STATEMENTS OF CHANGES IN NET ASSETS
------------------------------------------------------------------------------------------------------------------------------------
                                                     MONEY MARKET  SHORT-TERM      BOND      LARGE CAP     SMALL CAP   INTERNATIONAL
                                                        FUND       BOND FUND       FUND     EQUITY FUND   EQUITY FUND       FUND
                                                     -------------------------------------------------------------------------------
FOR THE YEAR ENDED SEPTEMBER 30, 1999

INCREASE IN NET ASSETS
Operations:
  Net investment income                            $ 1,102,144   $   765,470  $ 2,889,613   $   649,519  $   347,618    $ 1,341,924
  Net realized gain (loss) on:
    Investments                                             --       (38,104)    (134,219)    3,578,884    2,533,409        929,505
    Foreign currency transactions                           --            --           --            --           --      6,307,728
  Net unrealized appreciation (depreciation)
   during the period on:
    Investments                                             --      (253,159)  (3,826,403)     (247,832)   5,977,989      1,926,555
    Translation of assets and liabilities in
     foreign currencies                                     --            --           --            --           --         10,050
                                                   -----------   -----------  -----------  ------------  -----------    -----------
Net increase (decrease) in net assets resulting
 from operations                                     1,102,144       474,207   (1,071,009)    3,980,571    8,859,016     10,515,762
                                                   -----------   -----------  -----------  ------------  -----------    -----------
Distributions to shareholders from:
  Net investment income
    Class A                                                (92)           (9)        (106)         (367)         (16)          (120)
    Class C                                         (1,102,052)     (740,841)  (2,826,722)     (623,511)    (345,480)    (1,320,750)
  Net realized gain
    Class A                                                 --            --           --            --           --             (1)
    Class C                                                 --            --           --            --           --     (1,868,308)
                                                   -----------   -----------  -----------  ------------  -----------    -----------
Total Distributions                                 (1,102,144)     (740,850)  (2,826,828)     (623,878)    (345,496)    (3,189,179)
                                                   -----------   -----------  -----------  ------------  -----------    -----------
Increase in net assets from Fund share
 transaction (Note 5)                               23,184,463    26,194,479   64,241,530   129,125,180   59,058,751     34,521,635
                                                   -----------   -----------  -----------  ------------  -----------    -----------
Increase in net assets                              23,184,463    25,927,836   60,343,693   132,481,873   67,572,271     41,848,218

NET ASSETS:
    Beginning of period                                     --            --           --            --           --             --
                                                   -----------   -----------  -----------  ------------  -----------    -----------
    End of period                                  $23,184,463   $25,927,836  $60,343,693  $132,481,873  $67,572,271    $41,848,218
                                                   ===========   ===========  ===========  ============  ===========    ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.




                                                                            CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------------------------------------------------

The following tables include selected data for a share outstanding throughout each fiscal year or period and other performance information derived from financial statements. They should be read in conjunction with the financial statements and notes thereto.

                                                                                  MONEY MARKET FUND
                                                       -------------------------------------------------------------------
                                                                   CLASS A                             CLASS C
                                                                  ---------                           ---------
                                                       FOR THE YEAR      FOR THE YEAR      FOR THE YEAR      FOR THE YEAR
                                                          ENDED             ENDED             ENDED             ENDED
                                                       SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                           2000              1999              2000              1999
                                                       -------------     -------------     -------------     -------------
NET ASSET VALUE -- BEGINNING OF PERIOD .............      $ 1.00            $ 1.00            $ 1.00            $ 1.00
                                                          ------            ------            ------            ------
INVESTMENT OPERATIONS:
  Net investment income ............................        0.05              0.05              0.06             0.05
  Net realized and unrealized gain
    (loss) on investments and foreign
     currency transactions .........................          --                --                --               --
                                                          ------            ------            ------            ------
    Total from investment operations ...............        0.05              0.05              0.06              0.05
                                                          ------            ------            ------            ------
Distributions:
  From net investment income .......................       (0.05)            (0.05)            (0.06)            (0.05)
  From net realized capital gain ...................          --                --                --                --
                                                          ------            ------            ------            ------
    Total distributions ............................       (0.05)            (0.05)            (0.06)            (0.05)
                                                          ------            ------            ------            ------
NET ASSET VALUE -- END OF PERIOD ...................      $ 1.00            $ 1.00            $ 1.00            $ 1.00
                                                          ======            ======            ======            ======
TOTAL RETURN .......................................        5.52%             4.80%             5.64%             4.90%
Ratios of expenses to average net assets:
  before fee waivers ...............................        0.63%             0.52%             0.53%             0.42%
  after fee waivers ................................        0.59%             0.36%             0.49%             0.26%
Ratios of net investment income to average net
 assets:
  before fee waivers ...............................        5.35%             4.50%             5.45%             4.60%
  after fee waivers ................................        5.39%             4.66%             5.49%             4.76%
Portfolio turnover rate ............................         N/A               N/A               N/A               N/A
Net assets, end of period ..........................     $34,379           $14,356       $19,805,092       $23,170,107


                                                                                SHORT-TERM BOND FUND
                                                       -------------------------------------------------------------------
                                                                   CLASS A                             CLASS C
                                                                  ---------                           ---------
                                                       FOR THE YEAR      FOR THE YEAR      FOR THE YEAR      FOR THE YEAR
                                                          ENDED             ENDED             ENDED             ENDED
                                                       SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                           2000              1999              2000              1999
                                                       -------------     -------------     -------------     -------------
NET ASSET VALUE -- BEGINNING OF PERIOD .............      $24.68            $25.00            $24.72            $25.00
                                                          ------            ------            ------            ------
INVESTMENT OPERATIONS:
  Net investment income ............................        1.35*             0.68              1.35              0.80
  Net realized and unrealized gain (loss) on
   investments and foreign currency transactions ...       (0.05)*           (0.23)               --             (0.30)
                                                          ------            ------            ------            ------
    Total from investment operations ...............        1.30              0.45              1.35              0.50
                                                          ------            ------            ------            ------
Distributions:
  From net investment income .......................       (1.28)            (0.77)            (1.33)            (0.78)
  From net realized capital gains ..................          --                --                --                --
                                                          ------            ------            ------            ------
    Total distributions ............................       (1.28)            (0.77)            (1.33)            (0.78)
                                                          ------            ------            ------            ------
NET ASSET VALUE -- END OF PERIOD ...................      $24.70            $24.68            $24.74            $24.72
                                                          ======            ======            ======            ======
TOTAL RETURN .......................................        5.42%             1.84%             5.63%             2.05%
Ratios of expenses to average net assets:
  before fee waivers ...............................        0.72%             0.79%(1)          0.47%             0.54%(1)
  after fee waivers ................................        0.72%             0.61%(1)          0.47%             0.36%(1)
Ratios of net investment income to average net
 assets:
  before fee waivers ...............................        5.25%             4.34%(1)          5.50%             4.59%(1)
  after fee waivers ................................        5.25%             4.52%(1)          5.50%             4.77%(1)
Portfolio turnover rate ............................       55.28%            47.85%            55.28%            47.85%
Net assets, end of period ..........................     $26,583              $727       $28,913,208       $25,927,109

[FN]
(1)Annualized
*Based on average shares outstanding

                       SEE NOTES TO FINANCIAL STATEMENTS




                                                                            CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------------------------------------------------

                                                                                    BOND FUND
                                                       -------------------------------------------------------------------
                                                                   CLASS A                             CLASS C
                                                                  ---------                           ---------
                                                       FOR THE YEAR      FOR THE YEAR      FOR THE YEAR      FOR THE YEAR
                                                          ENDED             ENDED             ENDED             ENDED
                                                       SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                           2000              1999              2000              1999
                                                       -------------     -------------     -------------     -------------
NET ASSET VALUE -- BEGINNING OF PERIOD .............     $23.36            $25.00            $23.40            $25.00
                                                         ------            ------            ------            ------
INVESTMENT OPERATIONS:
  Net investment income ............................       1.27*             1.06              1.30              1.16
  Net realized and unrealized gain (loss) on
    investments and foreign currency transactions ..       0.11*            (1.57)             0.14             (1.62)
                                                         ------            ------            ------            ------
    Total from investment operations ...............       1.38             (0.51)             1.44             (0.46)
Distributions:
  From net investment income .......................      (1.23)            (1.13)            (1.27)            (1.14)
  From net realized capital gain ...................         --                --                --                --
                                                         ------            ------            ------            ------
    Total distributions ............................      (1.23)            (1.13)            (1.27)            (1.14)

NET ASSET VALUE -- END OF PERIOD ...................     $23.51            $23.36            $23.57            $23.40
                                                         ======            ======            ======            ======
TOTAL RETURN .......................................       6.08%            (2.04)%            6.34%            (1.83)%
Ratios of expenses to average net assets:
  before fee waivers ...............................       0.66%             0.62%             0.41%             0.37%
  after fee waivers ................................       0.66%             0.62%             0.41%             0.37%
Ratios of net investment income to average net
 assets:
  before fee waivers ...............................       5.31%             4.69%             5.56%             4.94%
  after fee waivers ................................       5.31%             4.69%             5.56%             4.94%
Portfolio turnover rate ............................      25.64%            17.09%            25.64%            17.09%
Net assets, end of period .......................... $6,521,024            $8,466       $72,055,471       $60,335,227

*Based on average shares outstanding

                                                                                LARGE CAP EQUITY FUND
                                                       -------------------------------------------------------------------
                                                                   CLASS A                             CLASS C
                                                                  ---------                           ---------
                                                       FOR THE YEAR      FOR THE YEAR      FOR THE YEAR      FOR THE YEAR
                                                          ENDED             ENDED             ENDED             ENDED
                                                       SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                           2000              1999              2000              1999
                                                       -------------     -------------     -------------     -------------
NET ASSET VALUE -- BEGINNING OF PERIOD .............     $31.75            $25.00            $31.79            $25.00
                                                         ------            ------            ------            ------
INVESTMENT OPERATIONS:
  Net investment income ............................       0.16*             0.22              0.26              0.30
  Net realized and unrealized gain (loss) on
    investments and foreign currency transactions ..      (3.68)*            6.80              3.67              6.79
                                                         ------            ------            ------            ------
    Total from investment operations ...............       3.84              7.02              3.93              7.09
Distributions:
  From net investment income .......................      (0.22)            (0.27)            (0.27)            (0.30)
  From net realized capital gain ...................      (0.88)               --             (0.88)               --
                                                         ------            ------            ------            ------
    Total distributions ............................      (1.10)            (0.27)            (1.15)            (0.30)

NET ASSET VALUE -- END OF PERIOD ...................     $34.49            $31.75            $34.57            $31.79
                                                         ======            ======            ======            ======
TOTAL RETURN .......................................      12.07%            28.10%            12.34%            28.35%
Ratios of expenses to average net assets:
  before fee waivers ...............................       0.63%             0.63%             0.38%             0.38%
  after fee waivers ................................       0.63%             0.63%             0.38%             0.38%
Ratios of net investment income to average net
 assets:
  before fee waivers ...............................       0.54%             0.74%             0.79%             0.99%
  after fee waivers ................................       0.54%             0.74%             0.79%             0.99%
Portfolio turnover rate ............................      36.64%           142.56%            36.64%           142.56%
Net assets, end of period ..........................$10,619,367           $99,888      $187,806,297      $132,381,985

[FN]
*Based on average shares outstanding

                       SEE NOTES TO FINANCIAL STATEMENTS




                                                                            CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------------------------------------------------

                                                                                 SMALL CAP EQUITY FUND
                                                       -------------------------------------------------------------------
                                                                   CLASS A                             CLASS C
                                                                  ---------                           ---------
                                                       FOR THE YEAR      FOR THE YEAR      FOR THE YEAR      FOR THE YEAR
                                                          ENDED             ENDED             ENDED             ENDED
                                                       SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                           2000              1999              2000              1999
                                                       -------------     -------------     -------------     -------------
NET ASSET VALUE -- BEGINNING OF PERIOD .............     $29.17            $25.00            $29.21            $25.00
                                                         ------            ------            ------            ------
INVESTMENT OPERATIONS:
  Net investment income ............................       0.01*             0.14              0.11              0.16
  Net realized and unrealized gain (loss) on
    investments and foreign currency transactions ..       6.94*             4.17              6.93              4.21
                                                         ------            ------            ------            ------
    Total from investment operations ...............       6.95              4.31              7.04              4.37
                                                         ------            ------            ------            ------
Distributions:
  From net investment income .......................      (0.05)            (0.14)            (0.11)            (0.16)
  From net realized capital gain ...................      (1.55)               --             (1.55)               --
                                                         ------            ------            ------            ------
    Total distributions ............................      (1.60)            (0.14)            (1.66)            (0.16)
                                                         ------            ------            ------            ------
NET ASSET VALUE -- END OF PERIOD ...................     $34.52            $29.17            $34.59            $29.21
                                                         ======            ======            ======            ======
TOTAL RETURN .......................................      24.68%            17.27%            24.98%            17.49%
Ratios of expenses to average net assets:
  before fee waivers ...............................       0.66%             0.66%             0.41%             0.41%
  after fee waivers ................................       0.66%             0.66%             0.41%             0.41%
Ratios of net investment income to average net
 assets:
  before fee waivers ...............................       0.09%             0.31%             0.34%             0.56%
  after fee waivers ................................       0.09%             0.31%             0.34%             0.56%
Portfolio turnover rate ............................      53.16%            41.02%            53.16%            41.02%
Net assets, end of period .......................... $2,428,801           $28,060       $88,360,329       $67,544,211

*Based on average shares outstanding

                                                                                 INTERNATIONAL EQUITY FUND
                                                       -------------------------------------------------------------------
                                                                   CLASS A                             CLASS C
                                                                  ---------                           ---------
                                                       FOR THE YEAR      FOR THE YEAR      FOR THE YEAR      FOR THE YEAR
                                                          ENDED             ENDED             ENDED             ENDED
                                                       SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                           2000              1999              2000              1999
                                                       -------------     -------------     -------------     -------------
NET ASSET VALUE -- BEGINNING OF PERIOD .............     $30.54            $25.00            $30.55            $25.00
                                                         ------            ------            ------            ------
INVESTMENT OPERATIONS:
  Net investment income ............................       1.70*             0.84              1.37*             0.99
  Net realized and unrealized gain (loss) on
    investments and foreign currency transactions ..      (1.64)*            7.00             (1.24)*            6.91
                                                         ------            ------            ------            ------
    Total from investment operations ...............       0.06              7.84              0.13              7.90
                                                         ------            ------            ------            ------
Distributions:
  From net investment income .......................      (1.14)            (0.92)            (1.19)            (0.97)
  From net realized capital gain ...................      (3.43)            (1.38)            (3.43)            (1.38)
                                                         ------            ------            ------            ------
    Total distributions ............................      (4.57)            (2.30)            (4.62)            (2.35)
                                                         ------            ------            ------            ------
NET ASSET VALUE -- END OF PERIOD ...................     $26.03            $30.54            $26.06            $30.55
                                                         ======            ======            ======            ======
TOTAL RETURN .......................................      (1.22)%           31.98%            (0.98)%           32.23%
Ratios of expenses to average net assets:
  before fee waivers ...............................       0.71%             0.64%             0.46%             0.39%
  after fee waivers ................................       0.71%             0.64%             0.46%             0.39%
Ratios of net investment income to average net
 assets:
  before fee waivers ...............................       4.44%             3.12%             4.69%             3.37%
  after fee waivers ................................       4.44%             3.12%             4.69%             3.37%
Portfolio turnover rate ............................      48.13%            52.42%            48.13%            52.42%
Net assets, end of period .......................... $1,748,773           $10,038       $72,121,697       $41,838,180

[FN]
*Based on average shares outstanding

                       SEE NOTES TO FINANCIAL STATEMENTS.

                                  CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND

NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

(1)  ORGANIZATION

     The Capstone Social Ethics and Religious Values Fund (the "Trust") was organized as a Massachusetts business trust on April 13, 1998 and is registered under the Investment Company Act of 1940 (the "1940 Act") as a diversified open-end management investment company. The Trust currently consists of six diversified series: the Money Market Fund, the Short-Term Bond Fund, the Bond Fund, the Large Cap Equity Fund, the Small Cap Equity Fund, and the International Fund (each a "Fund" and collectively the "Funds"). Between the date of organization and October 1, 1998, the Funds had no operations other than those relating to organizational matters and the sale of 1 Class A share and 1 Class C share of the Large Cap Equity Fund to Capstone Asset Management Company ("Capstone"), the Trust's adviser and administrator for $50, and the sale of 4,000 Class C shares of the Large Cap Equity Portfolio to another shareholder for $100,000.

     On October 1, 1998 each of the Funds acquired the net assets of separate Portfolios of a tax-exempt business trust which had been managed by Capstone. Each of these Portfolios had been managed following investment objectives similar to those of the Funds and their net assets consisted principally of investment securities. Class C shares of each Fund issued to affect these acquisitions were distributed to each of the Portfolios' beneficiaries in complete liquidation of the business trust.

     The trust is authorized to issue an unlimited number of shares of beneficial interest of $1.00 Par value. The Fund currently offers two Classes of shares ("Class A" and "Class C"). Each Class of shares has equal rights as to earnings, assets and voting privileges, except that each Class bears different distribution expenses. Each Class of shares has exclusive voting rights with respect to matters that affect just that Class. Income, expenses (other than expenses attributable to a specific Class) and realized and unrealized gains or losses on investments are allocated to each Class of shares based on its relative net assets.

(2)  INVESTMENT OBJECTIVES

     As a matter of fundamental investment policy, each of the Funds will invest in companies that are managed in a socially responsible manner, reflecting certain ethical and religious values. Accordingly, the Funds will not invest in companies whose primary business is the manufacturing, operation or distribution of alcohol, caffeine or tobacco products, meat processing, pornography, or casinos and other gambling concerns.

     The Money Market Fund's objective is to provide current income, stability of capital and liquidity by investing in other money market funds and short-term money market instruments. It seeks to maintain a constant net asset value of $1.00 per share, although there can be no assurance that this will be achieved.

     The Short-Term Bond Fund's objective is to provide current income and relative capital stability by attempting to match the price and yield performance (before expenses) of a blended short-term index consisting of one-third U.S. Treasury securities, one-third U.S. government securities and one-third investment grade corporate obligations with maximum maturities of three years.

     The Bond Fund's objective is to provide current income by attempting to match the price and yield performance (before expenses) of the Lehman Brothers Government/Corporate Bond Index. The Bond Fund will invest primarily in obligations of the U.S. Government, its agencies, and instrumentalities, and investment grade corporate obligations having a broad range of maturities.

     The Large Cap Equity Fund's objective is to provide capital growth and income by attempting to match the performance (before expenses) of the S & P 500 Index. The Large Cap Equity Fund will invest primarily in the common stocks of large companies whose securities are widely held and have an active trading market.

     The Small Cap Equity Fund's objective is to provide capital appreciation by attempting to match the performance (after expenses) of the S & P SmallCap 600 Index which consists of 600 stocks with smaller capitalization than those included in the S & P 500 Index. The Small Cap Equity Fund will invest primarily in equity securities of the type that are included in the index.

     The International Fund's objective is to provide capital appreciation by attempting to match the performance and yield characteristics of the Morgan Stanley Capital International Europe, Australia, Far East Index, net of withholding taxes. The International Fund will invest primarily in securities with characteristics generally comparable to those included in this index or whose performance is expected to be comparable.

                                  CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND

NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

(3)  SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements.

          A.  SECURITY VALUATION

              Portfolio equity securities which are primarily traded on security exchanges are valued at the last sale price on that exchange or, if there is no recent last sale price available, at the last current bid quotation. A security which is listed or traded on more than one exchange is valued at the quotation on the exchange determined to be the primary market for such security. All other equity securities not so traded are valued at the last current bid quotation prior to the time of valuation.

              Securities held by the Money Market Fund and other money market securities held by the other Funds are valued using the amortized cost method of valuation, which in the opinion of the Board of Trustees reflects fair value.

              Other debt securities are valued by using market quotations or independent pricing services which use prices provided by market makers or estimates of market values obtained from yield data relating to instruments or securities with similar characteristics. Other securities, including restricted securities, and other assets are valued at fair value as determined in good faith by the Board of Trustees.

          B.  FOREIGN CURRENCY TRANSLATION

              Portfolio securities and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the exchange rate of such currencies against U.S. dollars on the date of valuation. Purchases and sales of securities and income items denominated in foreign currencies are translated into U.S. dollars at the exchange rate in effect on the transaction date. The Funds do not separately report the effect of changes in foreign exchange rates from changes in market prices on securities held. Such changes are included in net realized and unrealized gain or loss from investments.

              Realized foreign exchange gains or losses arise from sales of foreign currencies, currency gains or losses realized between the trade and settlement dates on securities transactions and the difference between the recorded amounts of dividends, interest and foreign withholding taxes, and the U.S. dollar equivalent of the amounts actually received or paid. Net unrealized foreign exchange gains or losses arise from changes in foreign exchange rates on foreign currency denominated assets and liabilities other than investments in securities held at the end of the reporting period.

          C.  FEDERAL INCOME TAXES

              It is the policy of the Funds to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and to distribute substantially all of their taxable income to their shareholders in a manner which results in no tax to the Funds. Therefore, no federal income or excise tax provisions are required.

          D.  SECURITY TRANSACTIONS, INCOME AND DISTRIBUTIONS

              Security transactions are accounted for on the trade date. Realized gains and losses on security transactions are determined on the specific identification basis. Interest income on debt securities is recorded on the accrual basis. Discounts and premiums on debt securities are amortized to income over their respective lives. Dividends and distributions to shareholders are recorded on the ex-dividend date.

                                  CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND

NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

          E.  FORWARD EXCHANGE CONTRACTS

              The Funds may enter into forward exchange contracts to hedge against foreign currency exchange risks. These contracts are valued daily and any appreciation or depreciation therein is included in the statement of assets and liabilities. Realized and unrealized gains and losses are included in the statement of operations.

          F.  FUTURES CONTRACTS

              The Funds may invest in financial futures contracts. Upon entering into a futures contract the Fund is required to deposit with its futures broker cash or other securities equal to a certain percentage of the futures contract amount ("initial margin"). During the term of the futures contract payments are exchanged daily between the Fund and the futures broker in amounts equal to the appreciation or depreciation in the value of the futures contract ("variation margin"). The Funds recognize gains or losses equal to the variation margin payments paid or received. Futures contracts involve market risks in excess of the amounts recognized in the statement of assets and liabilities, Additionally, there is a risk that a Fund may not be able to enter into a closing transaction because of an illiquid secondary market. On September 30, 2000 the International Fund had cash of $3,328,059 held by its futures broker as initial margin.

          G.  REPURCHASE AGREEMENTS

              In connection with transactions in repurchase agreements, it is the Funds' policy that their custodian bank take possession of the underlying collateral securities, the fair value of which must be equal to the principal amount of the repurchase agreement including accrued interest throughout the term of the repurchase agreement. If the seller defaults and the fair value of the collateral declines, realization of the collateral by the Funds may be delayed or limited.

          H.  ORGANIZATION EXPENSES

              Capstone has agreed to bear all of the costs incurred in connection with the organization and registration of the Trust's shares.

          I.  USE OF ESTIMATES

              In preparing financial statements in accordance with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

                                  CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND

NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

(4)  INVESTMENT ADVISER AND ADMINISTRATOR

     Capstone serves as each Fund's adviser and administrator. Pursuant to the terms of the Investment Advisory Agreement, Capstone shall have full discretion to manage the assets of the Funds in accordance with their investment objectives. As compensation for its services each Fund pays Capstone, on a monthly basis, an investment advisory fee. The advisory fees for the Money Market Fund are calculated at the annual rate of 0.10% of the Money Market Fund's average daily net assets. The advisory fees for all of the other Funds are calculated at the annual rate of 0.15% on the first $500 million of the other Funds' collective average daily net assets and then allocated to each Fund based upon relative net assets. The rate declines to 0.10% on the next $250 million of average daily net assets, 0.075% on the next $250 of average daily net assets, and to 0.05% on collective average daily net assets in excess of $1 billion.

     Pursuant to the terms of the Administration Agreement, Capstone will supervise the Fund's daily business affairs, coordinate the activities of persons providing services to the Fund, and furnish office space and equipment to the Fund. As compensation for its services Capstone receives a monthly fee from each Fund calculated at the annual rate of 0.05% of each Fund's average daily net assets.

     Capstone has voluntarily agreed to waive its investment advisory and administrative fees for the Money Market Fund, resulting in waivers of investment advisory fees and administrative fees for the year ended September 30, 2000 of $7,813. These waivers are voluntary and may be discontinued at any time. Upon reaching $25 million in net assets, Capstone discontinued its waiver for the Money Market Fund.

(5)  DISTRIBUTION PLAN AND OTHER TRANSACTIONS WITH AFFILIATES

     Capstone Asset Planning Company (the "Distributor") serves as the Trust's principal underwriter pursuant to a Distribution Agreement. The Distributor is an affiliate of Capstone.

     The Class A shares of each Fund have adopted a Service and Distribution Plan (the "Plan") pursuant to Rule 12(b)-1 under the 1940 Act. The Plan provides that the Class A shares will make payments to the Distributor to compensate the Distributor for expenditures incurred by it in connection with the distribution of Class A shares and for the provision of certain stockholder services including but not limited to the payment of compensation to security dealers and other financial organizations to obtain various distribution related and/or administrative services for the Fund. As compensation for its services the Distributor receives a monthly fee calculated at the annual rate of 0.10% of the average daily net assets of the Class A shares of the Money Market Fund and 0.25% of the average daily net assets of the Class A shares of the other Funds.

     Certain officers of the Trust are also officers of Capstone and the Distributor.



                                                                   CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2000
-----------------------------------------------------------------------------------------------------------------

(6)  SHARES OF CAPITAL STOCK

     All Funds - The authorized capital stock of the funds is unlimited in shares, with a par value of $1.00 per share. Transactions in shares of capital stock, for the period from October 1, 1999, to September 30, 2000, were as follows:

                                                 CLASS A                                       CLASS C
                                                ---------                                     ---------
                                      SHARES               AMOUNT                    SHARES               AMOUNT
                                      ------               ------                    ------               ------
MONEY MARKET FUND:
  Sold                                56,950            $    56,950                 9,970,684         $  9,970,684
  Reinvested                           1,155                  1,155                 1,077,053            1,077,053
  Redeemed                           (38,082)               (38,082)              (14,412,752)         (14,412,752)
                                    --------            -----------               -----------         ------------
    Net Increase                      20,023            $    20,023                (3,365,015)        $ (3,365,015)
                                    ========            ===========               ===========         ============
SHORT-TERM BOND FUND:
  Sold                                 1,016            $    25,000                    72,906         $  1,794,706
  Reinvested                              31                    764                    54,858            1,346,143
  Redeemed                                --                     --                    (7,762)            (190,922)
                                    --------            -----------               -----------         ------------
    Net Increase                       1,047            $    25,764                   120,002         $  2,949,927
                                    ========            ===========               ===========         ============
BOND FUND:
  Sold                               273,829            $ 6,379,865                 1,000,227         $ 23,099,540
  Reinvested                           6,960                162,124                    27,587              640,731
  Redeemed                            (3,720)               (87,012)                 (549,366)         (13,092,003)
                                    --------            -----------               -----------         ------------
    Net Increase                     277,069            $ 6,454,977                   478,448         $ 10,648,268
                                    ========            ===========               ===========         ============
LARGE CAP EQUITY FUND:
  Sold                               311,752            $10,831,512                 1,744,561         $ 59,363,384
  Reinvested                             978                 34,190                    20,989              730,756
  Redeemed                            (7,952)              (269,548)                 (496,321)         (17,333,007)
                                    --------            -----------               -----------         ------------
    Net Increase                     304,778            $10,596,154                 1,269,229         $ 42,761,133
                                    ========            ===========               ===========         ============

  Sold                                71,844            $ 2,389,218                   475,612         $ 15,562,071
  Reinvested                              85                  2,694                    26,454              794,109
  Redeemed                            (2,537)               (83,075)                 (260,031)          (8,420,534)
                                    --------            -----------               -----------         ------------
    Net Increase                      69,392            $ 2,308,837                   242,035         $  7,935,646
                                    ========            ===========               ===========         ============

INTERNATIONAL FUND:
  Sold                                66,408            $ 1,913,764                 1,384,544         $ 37,878,929
  Reinvested                           1,518                 41,053                    15,283              443,548
  Redeemed                            (1,064)               (30,106)                   (1,767)             (49,429)
                                    --------            -----------               -----------         ------------
    Net Increase                      66,862            $ 1,924,711                 1,398,060         $ 38,273,048
                                    ========            ===========               ===========         ============


                                                                   CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2000
-----------------------------------------------------------------------------------------------------------------

All Funds - The authorized capital stock of the funds is unlimited in shares, with a par value of $1.00 per share.  Transactions in shares of capital stock, for the period from October 1, 1998 (commencement of operations)
to September 30, 1999, were as follows:


                                                 CLASS A                                       CLASS C
                                                ---------                                     ---------
                                      SHARES               AMOUNT                    SHARES               AMOUNT
                                      ------               ------                    ------               ------
MONEY MARKET FUND:
  Shares issued in connection
   with taxable reorganization                             $     --                 4,875,832         $  4,875,832
  Sold                                20,520                 20,520                22,595,027           22,595,027
  Reinvested                              91                     91                 1,026,431            1,026,431
  Redeemed                            (6,255)                (6,255)               (5,327,183)          (5,327,183)
                                      ------               --------                ----------         ------------
    Net Increase                      14,356               $ 14,356                23,170,107         $ 23,170,107
                                      ======               ========                ==========         ============
SHORT-TERM BOND FUND:
  Sold                                    36               $    925                 1,032,003         $ 25,782,734
  Reinvested                               1                      9                    27,239              673,311
  Redeemed                                (8)                  (202)                  (10,494)            (262,298)
                                      ------               --------                ----------         ------------
    Net Increase                          29               $    732                 1,048,748         $ 26,193,747
                                      ======               ========                ==========         ============
BOND FUND:
  Shares issued in connection
   with taxable reorganization                             $     --                 2,059,228         $ 51,480,690
  Sold                                   366                  8,672                   517,213           12,697,515
  Reinvested                               5                    106                     8,655              204,413
  Redeemed                                (9)                  (199)                   (6,313)            (149,667)
                                      ------               --------                ----------         ------------
    Net Increase                         362               $  8,579                 2,578,783         $ 64,232,951
                                      ======               ========                ==========         ============
LARGE CAP EQUITY FUND:
  Shares issued in connection
   with taxable reorganization                             $     --                    921,070        $ 23,026,741
  Sold                                 3,648                120,440                 3,406,150          111,291,896
  Reinvested                               6                    186                     3,414              107,546
  Redeemed                              (508)               (17,125)                 (166,564)          (5,404,504)
                                      ------               --------                ----------         ------------
    Net Increase                       3,146               $103,501                 4,164,070         $129,021,679
                                      ======               ========                ==========         ============
SMALL CAP EQUITY FUND:
  Shares issued in connection
   with taxable reorganization                             $     --                 1,737,033         $ 43,425,834
  Sold                                 1,005                 29,884                   596,450           16,165,914
  Reinvested                               1                     16                       364               10,258
  Redeemed                               (44)                (1,270)                  (21,483)            (571,885)
                                      ------               --------                ----------         ------------
    Net Increase                         962               $ 28,630                 2,312,364         $ 59,030,121
                                      ======               ========                ==========         ============



                                                                     CAPSTONE SOCIAL ETHICS & RELIGIOUS VALUES FUND
NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------------------------------

                                                 CLASS A                                       CLASS C
                                                ---------                                     ---------
                                      SHARES               AMOUNT                    SHARES               AMOUNT
                                      ------               ------                    ------               ------
INTERNATIONAL FUND:
  Shares issued in connection
   with taxable reorganization                             $    --                 1,282,187          $32,054,682
  Sold                                 331                  10,092                    83,439            2,350,109
  Reinvested                             4                     120                     3,768              106,826
  Redeemed                              (6)                   (194)                       --                   --
                                      ----                 -------                 ---------          -----------
    Net Increase                       329                 $10,018                 1,369,394          $34,511,617
                                      ====                 =======                 =========          ===========


(7)  INVESTMENT TRANSACTIONS

    Purchases and sales of investment securities (excluding short-term securities) by the Funds for the year ended September 30, 2000 were as follows:

                                            Purchases           Sales
                                            ---------           -----
     Short-Term Bond Fund                 $ 16,514,692     $13,664,801
     Bond Fund                              33,935,443      16,946,558
     Large Cap Equity Fund                 110,376,334      60,937,763
     Small Cap Equity Fund                  47,297,439      41,138,887
     International Fund                     19,462,282       7,638,521

(8)  TAX MATTERS

     Each Fund intends to qualify as a regulated investment company under the Internal Revenue Code and to distribute all of its taxable income, including any net realized gains on investments, to shareholders. Accordingly, no provision for federal income or excise tax has been made.

     Income and capital gains of the Funds are determined in accordance with both tax regulations and generally accepted accounting principles. Such may result in temporary and permanent differences between tax basis earnings and earnings reported for financial statement purposes. Temporary differences that result in over-distributions for financial statement purposes are classified as distributions in excess of net investment income or accumulated net realized gains. Permanent differences in the recognition of earnings are reclassified to additional paid-in capital. Distributions in excess of tax-basis earnings are recorded as return of capital.

     At September 30, 2000 the Short-Term Bond Fund had a $38,104 capital loss carryforward for Federal income tax purposes which expires in 2008 and had realized post October 31, 1999 capital losses of $192,748 which, in accordance with Federal income tax requirements, have been deferred until the first day of the Fund's fiscal year ended September 30, 2001.

     At September 30, 2000 the Bond Fund had a $134,468 capital loss carryforward for Federal income tax purposes which expires in 2008 and had realized post October 31, 1999 capital losses of $531,539 which, in accordance with Federal income tax requirements, have been deferred until the first day of the Fund's next fiscal year ended September 30, 2001.

     At September 30, 2000 the International Fund had realized post October 31, 1999 capital losses of $1,963,213 and foreign currency losses of $16,156 which, in accordance with Federal income tax requirements, have been deferred until the first day of the Fund's next fiscal year ended September 30, 2001.

                              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------

TO THE SHAREHOLDERS AND BOARD OF TRUSTEES OF
CAPSTONE SOCIAL ETHICS AND RELIGIOUS VALUES FUND
HOUSTON, TEXAS

We have audited the accompanying statements of assets and liabilities of Capstone Social Ethics and Religious Values Fund (comprising, respectively, the Money Market Fund, the Short-Term Bond Fund, the Bond Fund, the Large Cap Equity Fund, the Small Cap Equity Fund, and the International Fund), including the portfolios of investments, as of September 30, 2000, the related statements of operations for the year then ended, and the statements of changes in net assets and the financial highlights for each of periods indicated thereon. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of September 30, 2000, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of each of the Funds comprising Capstone Social Ethics and Religious Values Fund as of September 30, 2000, the results of their operations for the year then ended, and the changes in their net assets and the financial highlights for for each of the periods presented in conformity with generally accepted accounting principles.

                                                BRIGGS, BUNTING & DOUGHERTY, LLP
PHILADELPHIA, PENNSYLVANIA
OCTOBER 27, 2000

[THIS PAGE INTENTIONALLY LEFT BLANK]

                                [LOGO] CAPSTONE
                                   SERV FUNDS



------------------------------------
|      EQUITY                      |
|         *LARGE CAP EQUITY FUND   |
|         *SMALL CAP EQUITY FUND   |
------------------------------------


                        -----------------------------------
                        |      FIXED INCOME               |
                        |         *MONEY MARKET FUND      |
                        |         *SHORT-TERM BOND FUND   |
                        |         *BOND FUND              |
                        -----------------------------------


                                      -----------------------------------
                                      |      INTERNATIONAL              |
                                      |         *INTERNATIONAL FUND     |
                                      -----------------------------------



For more complete information about the SERV Funds, including charges and expenses, contact the Distributor at the address below to receive a prospectus. Please read it carefully before you invest or send money.



                        CAPSTONE ASSET PLANNING COMPANY
                          5847 SAN FELIPE, SUITE 4100
                              HOUSTON, TEXAS 77057
                                 1-800-262-6631